Form 10-Q
period 2005-03-31
Aspreva Pharmaceuticals CORP
filed 2005-05-13
CIK 1314026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2005

Commission File Number 000-51169

ASPREVA PHARMACEUTICALS CORPORATION
(Exact name of registrant as specified in its charter)

British Columbia, Canada (State or other jurisdiction of incorporation or organization)	98-0435540 (I.R.S. Employer Identification No.)

1203 - 4464 Markham Street,
Victoria, British Columbia,
Canada V8Z 7X8
(Address of principal executive office)

(250) 744-2488
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes ☐	No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934):

Yes ☐	No ☒

The number of shares of the registrant’s Common Stock, no par value, outstanding as of May 12, 2005 was 34,028,378 shares.

ASPREVA PHARMACEUTICALS CORPORATION
FORM 10-Q
For the Quarterly Period Ended March 31, 2005

TABLE OF CONTENTS

Page
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Consolidated Balance Sheets - March 31, 2005 and December 31, 2004	3
Consolidated Statements of Operations - Three months ended March 31, 2005 and 2004 and the cumulative period from December 20, 2001 (Inception) to March 31, 2005	4
Consolidated Statements of Cash Flows - Three months ended March 31, 2005 and 2004 and the cumulative period from December 20, 2001 (Inception) to March 31, 2005	5
Notes to Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3. Quantitative And Qualitative Disclosure About Market Risk	17
Item 4. Controls And Procedures	28
PART II - OTHER INFORMATION
Item 1. Legal Proceedings	29
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3. Defaults Upon Senior Securities	29
Item 4. Submission of Matters to a Vote of Security Holders	29
Item 5. Other Information	30
Item 6. Exhibits	31
SIGNATURE	32

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
ASPREVA PHARMACEUTICALS CORPORATION
(a development stage enterprise)
CONSOLIDATED BALANCE SHEETS
(in thousands of U.S. dollars)
(unaudited)

	March 31,	December 31,
	2005	2004
ASSETS
Current assets
Cash	$2,266	$3,507
Marketable securities	108,124	32,330
Amounts receivable	529	277
Investment tax credits receivable	-	261
Prepaid expenses	2,380	2,803
Total current assets	113,299	39,178
Property and equipment, net of accumulated depreciation of $384 (2004 - $273)	1,802	1,763
Deferred share issue costs	-	1,297
Rental deposits	83	83
TOTAL ASSETS	$115,184	$42,321
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Bank indebtedness	$-	$231
Accounts payable	1,528	2,848
Accrued liabilities	4,768	5,402
Capital lease obligations, current portion	462	341
Deferred lease inducement, current portion	56	56
Total current liabilities	6,814	8,878
Capital lease obligations	718	568
Deferred lease inducement	221	224
Total liabilities	7,753	9,670
Commitments (note 5)
Convertible redeemable preferred shares
Authorized: unlimited
Issued and outstanding (Series A)	-	49,341
March 31, 2005 — 0
December 31, 2004 — 12,677,192
Shareholders’ equity (deficiency) (note 4)
Common shares
Authorized: unlimited
Issued and outstanding	136,868	5,232
March 31, 2005 — 34,028,378
December 31, 2004 — 13,071,186
Additional paid-in capital	4,898	3,311
Deficit accumulated during the development stage	(34,183)	(25,198)
Accumulated other comprehensive loss	(152)	(35)
Total shareholders’ equity (deficiency)	107,431	(16,690)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$115,184	$42,321

See accompanying notes to consolidated financial statements.

ASPREVA PHARMACEUTICALS CORPORATION
(a development stage enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands of U.S. dollars, except share and per share amounts)
(unaudited)
			Period from
	Three Months Ended		December 20, 2001
	March 31,		(Inception) to
	2005	2004	March 31, 2005
Expenses
Research and development	$4,045	$782	$15,489
Marketing, general and administrative	5,351	435	18,702
Total expenses	9,396	1,217	34,191

Other (income) expense
Interest and other income	(451)	(11)	(990)
Interest and other expense	40	810	982
Total other (income) expense	(411)	799	(8)
Loss for the period	$(8,985)	$(2,016)	$(34,183)

Basic and diluted loss per common share (note 3)	$(0.46)	$(0.17)
Weighted average number of common shares (note 3)	19,358,344	12,208,456
Pro forma basic and diluted loss per common share (note 3)	$(0.32)	$(0.13)
Pro forma weighted average number of common shares (note 3)	28,232,378	15,830,511

See accompanying notes to consolidated financial statements.

ASPREVA PHARMACEUTICALS CORPORATION
(a development stage enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of U.S. dollars)
(unaudited)

			Period from
	Three Months Ended		December 20, 2001
	March 31,		(Inception) to
	2005	2004	March 31, 2005
Cash Flows used in Operating Activities
Loss for the period	$(8,985)	$(2,016)	$(34,183)
Add non-cash items:
Depreciation and amortization	111	5	386
Stock-based compensation	1,587	1,161	4,898
Amortization of lease inducement	(3)	-	(9)
Net change in non-cash working capital items related to operations:
Amounts receivable	(252)	(30)	(587)
Investment tax credits receivable	261	(137)	(13)
Prepaid expenses	423	(98)	(2,379)
Rental deposits	-	(30)	(83)
Accounts payable	(1,320)	112	1,549
Accrued liabilities	(1,459)	314	3,661
Accrued interest on convertible promissory notes	-	49	117
Net cash flows used in operating activities	(9,637)	(670)	(26,643)
Cash Flows from (used in) Investing Activities
Purchases of marketable securities	(411,911)	-	(590,588)
Redemptions of marketable securities	336,041	1,361	482,581
Purchase of property and equipment	(8)	(16)	(1,082)
Net cash flows from (used in) investing activities	(75,878)	1,345	(109,089)
Cash Flows from Financing Activities
Issuance of preferred shares	-	53,000	53,000
Issuance of common shares	91,731	-	92,822
Share issue costs	(7,314)	(3,743)	(11,979)
Payments on capital lease obligations	(102)	-	(234)
Bank indebtedness	-	-	231
Share subscriptions received	-	-	21
Advances from shareholders	-	-	58
Proceeds from convertible promissory notes	-	-	3,810
Net cash flows from financing activities	84,315	49,257	137,729
Effect of exchange rate changes on cash	(41)	35	269

Net increase (decrease) in cash	(1,241)	49,967	1,997
Cash, beginning of the period	3,507	151	-

Cash, end of the period	$2,266	$50,118	$2,266

See accompanying notes to consolidated financial statements.

ASPREVA PHARMACEUTICALS CORPORATION
(a development stage enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Summary of Significant Accounting Policies

Overview and Basis of Presentation
Aspreva Pharmaceuticals Corporation was incorporated on December 20, 2001 under the Canada Business Corporation Act and continued under the Business Corporations Act (British Columbia) on November 19, 2004. Our principal business is to identify, develop and commercialize new indications for approved drugs and drug candidates for underserved patient populations. Since revenue recognition has not commenced during the period covered by these financial statements, we are considered a development stage enterprise as at March 31, 2005.

We have prepared these consolidated financial statements in accordance with U.S. generally accepted accounting principles for interim financial statements and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2004 included in our registration statement on Form F-1 filed with the United States Securities and Exchange Commission on January 24, 2005, as amended.

All amounts referenced herein are in U.S. dollars unless otherwise noted.

All share, warrant, option and per unit data included in these financial statements have been adjusted to retroactively reflect the 1.284-for-1 stock-split effected on February 8, 2005.

Principles of Consolidation
These consolidated financial statements include our financial statements and those of our wholly-owned subsidiaries: Aspreva Pharmaceuticals SA (a Swiss company), Aspreva Ltd. (a UK company), and Aspreva Pharmaceuticals, Inc. (a Delaware company). We have eliminated all material intercompany balances and transactions.

Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates are used for, but not limited to, assessment of the net realizable value of long-lived assets, calculation of stock-based compensation expense, assessment of clinical trial expense accruals, and taxes. Actual results could differ from those estimates.

In the opinion of management, these consolidated financial statements include all normal and recurring adjustments considered necessary to present fairly our financial position, results of operations and cash flows.

Interim results are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

2.     Stock-Based Compensation
We have elected to follow the fair value method of accounting for stock-based awards as prescribed by Statement of Financial Accounting Standards No. 123, or SFAS 123, Accounting for Stock-Based Compensation, as amended by SFAS 148. We measure stock-based awards using the Black-Scholes option pricing model, and amortize the fair value of stock options granted to the consolidated statement of operations over the vesting period of the options.

We estimate the fair value of options granted as at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended
	March 31,
	2005	2004
Expected dividend yield	0%	0%
Expected stock price volatility	150%	150%
Risk-free interest rate	4.0%	4.0%
Expected option life in years	8.0	8.0

Included within the statements of operations are the following charges for stock-based compensation ($000s):

	Three Months Ended March 31,
	2005	2004
Research and development expense	$587	$88
Marketing, general and administrative expense	1,000	264
Interest and other expense	-	809
Total stock-based compensation	$1,587	$1,161

ASPREVA PHARMACEUTICALS CORPORATION
(a development stage enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock option transactions for the period and the number of stock options outstanding are summarized below:

	Number of	Weighted Average
	Common Shares	Exercise Price
Exercisable in Canadian dollars
Balance, December 31, 2004	1,884,912	$4.61
Options granted	41,602	6.39
Options cancelled	-	-
Options exercised	-	-
Balance, March 31, 2005	1,926,514	$4.65
The stock options expire at various dates from April 2013 to January 2015. As of March 31, 2005, a total of 1,590,219 common shares are available for future grants. The stock options typically have a ten year contractual life and vest ratably over a period of two to four years from the date of grant.

Stock Purchase Plan Trust
In 2002, we established the 2002 Aspreva Incentive Stock Purchase Plan Trust, or the Trust, for the purpose of distributing common shares to officers, directors, employees and consultants. The fair value of the common shares distributed to the Trust participants is being expensed over the vesting period with a corresponding credit to additional paid-in capital. Stock-based compensation related to the Trust shares amounted to $51,000 and $66,000 for the three month periods ended March 31, 2005 and 2004 respectively. As of March 31, 2005, a total of 1,284,000 common shares had been distributed and no shares remained available for distribution under the trust.

Warrants
As at March 31, 2005, we had warrants outstanding entitling the holders to acquire 230,360 common shares at an exercise price of C$4.76 per share. These warrants will terminate, if unexercised, on September 15, 2006.

3.     Loss per Share
We calculate loss per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share, which requires the presentation of basic loss per share and diluted loss per share.

We have computed basic loss per common share using the weighted average number of common shares outstanding during the period. Diluted loss per common share is equivalent to basic loss per common share for all periods presented, as the outstanding options, warrants and convertible redeemable preferred shares are anti-dilutive. Omitted from the calculation of loss per share due to their anti-dilutive nature are the following potentially issuable shares:

	As of March 31,
	2005	2004
Stock options	1,926,514	897,516
Warrants	230,360	230,360
Convertible redeemable preferred shares	-	12,677,192

On March 4, 2005, in conjunction with our initial public offering, all of the outstanding Series A preferred shares were automatically converted, on a one-for-one basis, into 12,677,192 common shares. The preferred shares converted were cancelled and are not reissuable.

The denominators for pro forma basic and diluted loss per common share for the three months ended March 31, 2005 and 2004 were calculated as follows:

	Three Months Ended March 31,
	2005	2004
Actual weighted average number of common shares	19,358,344	12,208,456
Pro forma adjustment to reflect weighted average effect of assumed conversion of 12,677,192 convertible redeemable preferred shares	8,874,034	3,622,055
	28,232,378	15,830,511

ASPREVA PHARMACEUTICALS CORPORATION
(a development stage enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.     Shareholders’ Equity
On March 4, 2005, we completed our initial public offering of 8,280,000 common shares at a price of $11.00 per share and began trading on the Nasdaq National Market under the trading symbol ASPV and the Toronto Stock Exchange under the trading symbol ASV. Net cash proceeds of the initial public offering were approximately $82.3 million, after deducting underwriter discounts, commissions and other offering expenses. In conjunction with the initial public offering, all outstanding preferred shares were converted into common shares on a one-for-one basis. The following table summarizes the activity in our shareholders’ equity for the three months ended March 31, 2005, including the impact of our initial public offering:

					Deficit Accumulated	Total
	Number of	Share	Additional Paid-	Accumulated Other	During the	Shareholders’
	Shares	Capital	In Capital	Comprehensive Loss	Development Stage	Equity
	(in thousands of U.S. dollars, except number of shares)
Balance, December 31, 2004	13,071,186	$5,232	$3,311	$(35)	$(25,198)	$(16,690)
Shares issued on:
Conversion of preferred shares	12,677,192	49,341	-	-	-	49,341
Net proceeds from initial public offering	8,280,000	82,295	-	-	-	82,295
Stock-based compensation expense	-	-	1,587	-	-	1,587
Unrealized loss on marketable securities	-	-	-	(117)	-	(117)
Loss for the period	-	-	-	-	(8,985)	(8,985)
Balance, March 31, 2005	34,028,378	$136,868	$4,898	$(152)	$(34,183)	$107,431

Comprehensive loss for the first quarter of 2005 and 2004 was $9.1 million and $2.0 million, respectively.

Stockholder Rights Plan
Effective March 3, 2005, we implemented a stockholder rights plan, or the Plan, pursuant to which the holder of a right is entitled to acquire, under certain conditions, our common shares at a 50% discount to the market upon a person or group of persons acquiring 20% or more of our common shares. The rights are not exercisable in the event of a Permitted Bid as defined in the Plan. The rights will terminate at the close of business on February 4, 2015 unless earlier redeemed by Aspreva, provided that all outstanding rights will terminate on the date of our 2010 annual general meeting of shareholders unless the Plan is reconfirmed by our shareholders at that meeting.

5.     Contractual Obligations and Commitments
We entered into a new facility operating lease for premises in New Jersey, USA that will be used to accommodate our U.S. regional office. The lease term is 5 years and our financial obligation is $202,000 per year.

Occasionally, we enter into agreements with third parties in the ordinary course of business that include indemnification provisions that are customary in the industry. Those indemnifications generally require us to compensate the other party for certain damages and costs incurred as a result of third party claims or damages arising from these transactions. These indemnification provisions may survive termination of the underlying agreement. The nature of the indemnification obligation prevents us from making a reasonable estimate of the maximum potential amount we could be required to pay. Historically, we have not made any indemnification payments under such agreements and no amount has been accrued in the accompanying consolidated financial statements with respect to these indemnification obligations.

6.     Supplemental Cash Flow
Supplemental cash flow information is as follows ($000s):

	Three Months Ended
	March 31,
	2005	2004
Equipment acquired under capital leases	$140	$-
Interest paid	12	1

7.     Collaborative Agreement
In July 2003, we entered into a 14 year collaboration agreement with Hoffmann-La Roche Inc. and F. Hoffmann-La Roche Ltd., or Roche, for the worldwide rights, excluding Japan, to develop, market and promote CellCept for all autoimmune indications, or the Roche Agreement.

In order to govern the terms and obligations of the Roche Agreement, Aspreva and Roche formed a Joint Committee, comprised of three individuals from each company. Under the Roche Agreement, we are obligated to use commercially reasonable efforts to conduct three clinical trial programs and to prepare the regulatory filings related thereto for the use of CellCept in the treatment of autoimmune indications, pursuant to a development plan approved by the Joint Committee. Upon regulatory approval of the use of CellCept in any such autoimmune indication, we are obligated to use commercially reasonable efforts to promote and detail to physicians CellCept for use in such approved indication, pursuant to a commercialization plan approved by the Joint Committee. Roche is responsible for filing all regulatory submissions for approval, supplying amounts of CellCept as are needed for our clinical supplies, at cost, and for manufacturing, distributing and selling CellCept for all uses.

ASPREVA PHARMACEUTICALS CORPORATION
(a development stage enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to our collaboration agreement with Roche, we expect to recognize revenue beginning April 1, 2005, based upon a royalty earned from Roche. This royalty is based upon an equal sharing of incremental net sales of CellCept in non-transplant indications above a negotiated baseline of 134 million Swiss Francs, or CHF, per year and is payable on a quarterly basis.

The Roche Agreement may be unilaterally terminated by us for convenience prior to its expiration in 2017. Either party may terminate early the Agreement after 2011 if there is a lack of non-transplant sales over the baseline for a prolonged period. In addition, if CellCept is withdrawn from or recalled in any given country, either party may terminate the Roche Agreement with respect to that country.

8.     Related Party Transactions
We retain Farris, Vaughan, Wills & Murphy LLP, a law firm where R. Hector MacKay-Dunn, Q.C., is a senior partner. Mr. MacKay-Dunn is a member of our board of directors and acts as our Corporate Secretary. In the first quarter of 2005, we incurred legal fees payable to Farris, Vaughan, Wills & Murphy LLP, of $560,000 arising mainly from services related to our initial public offering, $238,000 of which is recorded in our accrued liabilities as at March 31, 2005.

9.     Recent Accounting Pronouncement
In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS 123(R), Share Based Payment, which is a revision of SFAS 123, Accounting for Stock-Based Compensation, as amended by SFAS 148. We are required to adopt SFAS 123(R) on January 1, 2006. SFAS 123(R) requires all share-based payments to employees, including grants of stock options, to be recognized in the statement of operations based on their fair values using either the modified-prospective or modified-retrospective method as defined in the standard. We have not yet completed our evaluation, however, as we account for stock-based awards at fair value in accordance with SFAS 123, it is not expected that the adoption of SFAS 123(R) will have a material effect on our financial statements.

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis by our management of our financial condition and results of operations in conjunction with our audited consolidated financial statements and related notes thereto for the year ended December 31, 2004 included in our registration statement on Form F-1 filed with the United States Securities and Exchange Commission on January 24, 2005, as amended. Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and are presented in U.S. dollars.

Forward-Looking Statements

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which are subject to the “safe harbor” created by those sections.
All statements, other than statements of historical facts, included in this quarterly report on Form 10-Q regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management are forward-looking statements as the term is defined in the Private Securities Litigation Reform Act of 1995.

The words “anticipates”, “believes”, “estimates”, “expects”, “intends”, “may”, “plans”, “projects”, “will”, “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks outlined under “Business Risks” in this quarterly report on Form 10-Q. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. We do not assume any obligation to update any forward-looking statements.

Overview

We are an emerging pharmaceutical company focused on identifying, developing and commercializing new indications for approved drugs and drug candidates for underserved patient populations. Our strategy, which we call “indication partnering”, is to collaborate with pharmaceutical and biopharmaceutical companies to pursue new indication approvals which lie beyond their strategic focus. We currently have one collaboration and our goal is to secure a second collaboration arrangement by the end of 2005. In these collaborations, we intend to assume the clinical, regulatory and commercial activities for these non-core indications of our collaborators’ existing drugs. We seek collaborations with those companies that have approved drugs and drug candidates that we believe have compelling scientific, clinical and commercial potential.

In July 2003, we entered into our first collaboration with Hoffmann-La Roche Inc. and F. Hoffmann-La Roche Ltd, collectively Roche, for exclusive world-wide rights, excluding Japan, to develop and, upon regulatory approval, market CellCept for all autoimmune indications. Roche will manufacture, distribute and record sales of CellCept. CellCept is a drug currently approved in the United States, European Union, Canada and other countries for the prevention of organ transplant rejection.

Based on our analysis of existing clinical trial and scientific data, we believe that CellCept also has the potential to be effective in treating a variety of autoimmune diseases. Our largest clinical program is in lupus nephritis. The Lupus Foundation of America estimates that between 500,000 and 1.5 million Americans have lupus. This wide range demonstrates the challenge that exists when trying to determine the true prevalence of these underserved diseases such as lupus. Our analysis of various sources of data including patient diagnoses through International Classification of Disease codes, estimates 600,000 diagnosed lupus patients currently within the U.S. healthcare system. Clinicians estimate that one third to one half of lupus patients have lupus nephritis. We believe that 200,000 of these U.S. based lupus nephritis patients could potentially benefit from CellCept therapy.

Our clinical development for CellCept focuses on three specific autoimmune indications: lupus nephritis, myasthenia gravis and pemphigus vulgaris. If we and Roche obtain regulatory approval for the use of CellCept in any of these indications, we will also be responsible for the promotion of CellCept for the approved autoimmune indications. Phase III clinical trials for myasthenia gravis are active and ongoing with completion expected in 2006. Phase III clinical trials for pemphigus vulgaris are active and ongoing outside of the U.S. with completion expected in 2007. We have concluded discussions with the U.S. Food and Drug Administration, or FDA, on the development plan and have amended our protocol. We intend to file the Investigational New Drug, or IND, during the second quarter of 2005.

In February 2005, we filed an IND, and a request for a special protocol assessment, or SPA, with the FDA for the use of CellCept to treat lupus nephritis. The FDA provided comments on the protocol and as there were no safety concerns raised, our IND status became active in March 2005. We did not dose our first patient in order to respond to the FDA comments on the SPA. We have submitted an amended protocol which we believe fully addresses the comments raised and we have indicated to the FDA our intention to initiate the trial. We are distributing the amended protocols to the clinical sites and as soon as they receive appropriate local Ethics or Institutional Review Board approval, the first patient will be dosed. We expect this to occur during the second quarter of 2005. We are currently awaiting a response from the FDA regarding the SPA. We expect the six-month induction phase of the study to be completed in late 2006.

Revenues
Commencing April 1, 2005 and during the term of our collaboration agreement, Roche is obligated to pay us, on a quarterly basis, an amount equal to half of any incremental net sales of CellCept attributed to the use of CellCept for non-transplant indications above a negotiated baseline of 134 million Swiss Francs, or CHF, per year, less a distribution fee.

Research and Development Expenses
Research and development expenses consist primarily of clinical and regulatory expenses, as well as business development expenses related to the identification of new drug opportunities and related due diligence. Clinical expenses include clinical trial costs, salaries and other related costs for personnel in clinical and regulatory functions, supplies and materials, consultant services and facilities. We expense research and development costs as they are incurred.

A majority of our expenditures to date have been related to the clinical development of CellCept for autoimmune indications. From inception to March 31, 2005, we have incurred total research and development expenses of $15.5 million. Of this amount, approximately 80% was spent on clinical activities required to advance the development of CellCept. The remaining amounts were expended primarily on employee and consulting costs, supplies, materials and infrastructure related to our efforts to identify other drug opportunities.

We currently have rights to one clinical product, CellCept, and are focused on the use of CellCept to treat three specific autoimmune indications: lupus nephritis, myasthenia gravis and pemphigus vulgaris. Under the terms of our agreement with Roche, we are obligated to use our best efforts until July 18, 2006, to raise adequate capital to finance our first three clinical trial programs in autoimmune indications. We believe that our available cash and marketable securities as of March 31, 2005 will fulfill this obligation. The following table shows the historical allocation of research and development expenses for our current CellCept projects ($000s):

	Annual total	Annual total	First quarter	Project Total to
	2003	2004	total 2005	March 31, 2005
Lupus nephritis	$81	$4,902	$1,991	$6,974
Myasthenia gravis	464	2,196	750	3,410
Pemphigus vulgaris	386	1,314	345	2,045
	$931	$8,412	$3,086	$12,429

As of March 31, 2005, we expect to incur further research and development expenses of approximately $72 million to complete our current CellCept projects, as follows:

•	approximately $49.0 million to complete our planned Phase III clinical trial for the use of CellCept in the induction and maintenance treatment of lupus nephritis;
•	approximately $11.2 million to complete our Phase III clinical trial for the use of CellCept to treat myasthenia gravis; and
•	approximately $11.7 million to complete our Phase III clinical trial for the use of CellCept to treat pemphigus vulgaris.

We anticipate completing our Phase III clinical trials for the use of CellCept in the induction phase of lupus nephritis in late 2006, in the treatment of myasthenia gravis in late 2006, and in the treatment of pemphigus vulgaris in 2007. However, we may not be able to complete our CellCept projects on schedule. Our patient enrollment may be slower than expected, the results from a clinical trial may not be favorable, or the FDA or other regulatory agencies may require additional clinical trials. Further, data from clinical trials is subject to varying interpretation, and may be deemed insufficient by the regulatory agencies reviewing applications for marketing approvals. As such, clinical development and regulatory programs are subject to risks and changes that may significantly impact our expense projections and development timelines.

Marketing, General and Administrative Expenses
Marketing, general and administrative expenses consist primarily of costs and salaries associated with building our commercial infrastructure, costs of general corporate activities, and salaries and other related costs for personnel in executive, finance, accounting, and operational functions. Slightly more than half of our expenditures in the first quarter of 2005 were for the development of our commercial infrastructure. The remainder included salaries, compliance costs associated with being a public company and general infrastructure costs.

We expect our marketing infrastructure expenses to continue to increase as we build out our United States and European operations. Our marketing program costs will increase significantly immediately prior to and after obtaining regulatory approvals. We expect the growth in our general and administrative expenses to keep pace with overall company activity as we continue to build our operations to support our business, incur the additional costs of a being a publicly traded company, and support our agreement with Roche and additional collaborations.

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenues and expenses during the reporting periods. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Significant accounting policies are more fully described in the notes to our audited consolidated financial statements for the year ended December 31, 2004 included in our registration statement on Form F-1 filed with the Securities and Exchange Commission on January 24, 2005, as amended. However, we believe the following accounting policies relating to revenue recognition, stock-based compensation, clinical trial accounting and provision for income taxes are the most critical accounting policies for assessing our financial performance.

Revenue Recognition

We will follow the revenue recognition criteria outlined in Staff Accounting Bulletin No. 104, Revenue Recognition.

To summarize key requirements outlined in Staff Accounting Bulletin No. 104 relating specifically to CellCept:

•	revenue is based upon ex-factory sales, completed and apportioned between Roche and Aspreva;
•	pricing of the transaction is agreed within the contract based upon the underlying ex-factory sales price; and
•	collectibility is reasonably assured and contractual arrangement has been agreed and executed with Roche.

Any future non-CellCept royalty revenue will be recognized based on the terms of the specific collaboration agreements. Pursuant to our collaboration agreement with Roche, we expect to recognize revenue beginning April 1, 2005, based upon a royalty earned from Roche. This royalty is based upon an equal sharing of incremental net sales of CellCept in non-transplant indications above a negotiated baseline of CHF 134 million per year, less a distribution fee.

Roche and Aspreva have developed a proprietary sales tracking methodology to audit net sales of CellCept and determine the portion attributable to sales from use in non-transplant indications. The results of this audit lag actual net sales by approximately six months. Roche and Aspreva have agreed to use actual total CellCept sales results and estimates of the quarterly split between net sales attributed to transplant and non-transplant indications to calculate the royalty payment payable to us at the end of each quarter. We will record a portion of this royalty payment as revenue within quarterly financial results, with the balance recorded as deferred revenue and subject to a subsequent reconciliation.

Once the six month lag period has passed, and audited results can be obtained, Aspreva and Roche will employ a mechanism to reconcile audited amounts against the royalty previously paid to us. This reconciliation process will be undertaken quarterly, based on the most recent available audit information. This reconciliation mechanism, however, will limit reconciliation payments to either Roche or Aspreva by an amount of CHF 4.0 million for a quarter. If the results of the reconciliation indicate that the CHF 4.0 million collar has been exceeded in favor of the same party for two consecutive quarters, we and Roche have agreed upon a mechanism to review the sales tracking methodology and/or our methodology for estimating royalty payments and introduce appropriate changes. The value of this collar may be changed at any time by the joint committee formed under our agreement with Roche, on which we have equal representation.

We will record all but CHF 4.0 million of the royalty payment as revenue within quarterly financial results. In subsequent quarters, consistent with the timing of the reconciliation described above, the remaining CHF 4.0 million of the royalty payment, as well as any additional payments to us or from us to Roche as a result of such reconciliation will be recorded in the current period. Thus, at any period end we will carry a maximum of CHF 4.0 million for each quarter that has not then been reconciled, characterized as deferred revenue on the balance sheet. Roche and Aspreva have agreed to settle any royalty payment and reconciliation amount in cash, and we expect to settle such amounts within 45 days of each event.

Stock-Based Compensation

Stock-based compensation expense, which is a non-cash charge, results in part from estimating the fair value of employee stock options granted using the Black-Scholes option pricing model. On March 4, 2005, we completed our initial public offering and began trading on the Nasdaq National Market and the Toronto Stock Exchange. Prior to March 4, 2005, given the absence of an active market for our common shares, the exercise price of our stock options on the date of grant was determined by our board of directors using several factors, including progress and milestones achieved in our business and sales of our preferred shares. Subsequent to March 4, 2005, the exercise price for future option grants is based on the market value of our common shares.

We account for employee stock options using the fair value method in accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, or SFAS No. 123. The Black-Scholes option pricing model requires the input of several subjective assumptions including the expected life of the option and the expected volatility at the time the options are granted as well as the input of the fair value of our stock at the date of grant of the stock options.

The estimated fair value as calculated by the Black-Scholes option pricing model is amortized over the vesting period, which is generally two to four years. Until we have a trading history as a public company, we continue to assume a volatility of 150% based on competitive benchmarks and management judgement.

Changes in the inputs and assumptions can materially affect the measure of the estimated fair value of our employee stock options. If we assumed a volatility of 100%, our anticipated stock-based compensation expense for 2005 through 2008 for stock options would be reduced by $830,000, from $13.2 million to $12.4 million. In addition, this accounting estimate is reasonably likely to change from period to period as further stock options are granted and adjustments are made for stock option forfeitures and cancellations. In accordance with SFAS 123, we do not record any deferred stock-based compensation on our balance sheet for our stock options.

Pursuant to the 2002 Aspreva Incentive Stock Purchase Plan Trust, or the Trust, shares have been distributed to certain of our employees subject to a return provision which lapses ratably over a three-year period from the date of distribution. We account for common shares distributed by the Trust as stock-based compensation, using the fair value of the common share at time of distribution from the Trust, amortized over the term of the return provisions specific to the award.

On March 5, 2004, warrants to purchase 230,360 common shares were issued in conjunction with the issuance of convertible redeemable preferred shares. The $809,000 fair value of the warrants was determined using the Black-Scholes model and was included in interest and other expense.

Included within the statements of operations are the following charges for stock-based compensation ($000s):
	Three Months Ended March 31,
	2005	2004
Research and development expense	$587	$88
Marketing, general and administrative expense	1,000	264
Interest and other expense	-	809
Total stock-based compensation	$1,587	$1,161

Clinical Trial Accounting

We record expenses for clinical research organizations, investigators and other vendors based upon the estimated amount of work completed on each trial. These estimates may or may not match the actual services performed by the organizations as determined by patient enrolment levels and related activities. We monitor patient enrolment levels and related activities to the extent possible through internal reviews, correspondence and discussions with contract research organizations and review of contractual terms. However, if we have incomplete or inaccurate information, we may underestimate activity levels associated with various trials at a given point in time. In this event, we could record significant research and development expenses in future periods when the actual activity level becomes known. All such costs are charged to research and development expenses as incurred. To date, we have not experienced material changes in these estimates.

Provision for Income Taxes

We have established a wholly-owned subsidiary, Aspreva Pharmaceuticals SA, a Swiss company, which is the principal party to our agreement with Roche. We have obtained a tax ruling from the Swiss tax authorities pursuant to which, certain income attributable to the exploitation of the CellCept rights we acquired from Roche and certain income attributable to the exploitation of rights we may acquire in the future from other third parties, will be subject to a reduced tax rate in Switzerland. We believe that dividends paid by our Swiss subsidiary to us will be subject to a five percent Swiss withholding tax and will not be subject to Canadian income taxes.

As of March 31, 2005, we had deferred tax assets of $4.5 million, of which $209,000 relates to scientific research and experimental development expenditures, which are available to reduce future Canadian taxable income without expiration dates, and $4.3 million relates to operating losses carried forward which can be used to reduce taxable income of future years and begin to expire in 2008. Of the $4.3 million, $981,000 relates to Canadian loss carryforwards and $1.9 million relates to Swiss loss carryforwards. A valuation allowance is provided to offset the deferred tax assets because the realization of the benefit does not meet the more likely than not criteria. In the event that we determine that we will be able to utilize our deferred tax assets in the future, an adjustment to the valuation allowance would increase net income in the period such determination is made.

RESULTS OF OPERATIONS

Presented below is a comparison of our results of operations for the three-month periods ended March 31, 2005 and 2004.

Revenues

We have not generated any revenues from sales of commercial products since our inception. Beginning in April 2005, we are entitled to share equally with Roche the net sales of CellCept attributed to CellCept's use in non-transplant indications above a negotiated baseline of CHF 134 million per year, less a distribution fee.

Research and Development Expenses

Research and development expenses were $4.0 million for the first quarter of 2005, compared to $782,000 for the first quarter of 2004. The increase of $3.2 million was primarily due to higher salary and related expenses of $692,000 from the addition of personnel to support development of CellCept for autoimmune indications, and higher project expenses of $2.5 million relating to initiating our lupus nephritis Phase III clinical program, our ongoing Phase III clinical trial for the use of CellCept in pemphigus vulgaris, and our ongoing Phase III clinical trial for the use of CellCept in myasthenia gravis. The number of employees engaged in research and development increased from six at March 31, 2004 to 23 at March 31, 2005.

Marketing, General and Administrative Expenses

Marketing, general and administrative expenses were $5.4 million for the first quarter of 2005, as compared to $435,000 for the first quarter of 2004. The increase of $5.0 million was due in part to $1.9 million in higher salary and related expenses, including stock-based compensation expenses, as we increased the number of employees undertaking marketing, general and administrative activities, a $1.5 million increase in expenses related to market research and reimbursement studies, and unrestricted grants for medical education programs. Also increasing our marketing, general and administrative expenses were costs associated with being a publicly-traded company, including the costs associated with directors & officers insurance premiums and higher professional fees. The number of our employees engaged in marketing, general and administrative activities increased from five at March 31, 2004 to 43 at March 31, 2005.

Interest and Other Income

Interest and other income were $451,000 for the first quarter of 2005, compared to $11,000 for the first quarter of 2004. The increase of $440,000 was primarily due to significantly higher investment balances resulting from our initial public offering.

Interest and Other Expense

Interest and other expense were $40,000 for the first quarter of 2005, compared to $810,000 for the first quarter of 2004. The decrease of $770,000 was due to the one-time finance charge of $809,000 recorded in the first quarter of 2004 for the issuance of warrants in conjunction with the issuance of preferred shares.

Liquidity and Capital Resources

Sources of Liquidity

We commenced operations in December 2001 and have incurred substantial net losses since that time. Since our inception, we have financed our operations primarily through the issuance of equity and debt securities. As of March 31, 2005, we had an accumulated deficit of $34.2 million. Through March 31, 2005, we have received net proceeds of $136.9 million from the issuance of our equity instruments including common shares, preferred shares, warrants and convertible promissory notes.

On March 4, 2005, we completed our initial public offering of 8,280,000 common shares which raised net proceeds of $82.3 million. We had $110.4 million and $35.8 million in cash and marketable securities as at March 31, 2005 and December 31, 2004, respectively. We expect to continue to devote substantial resources to continue the development of CellCept for the treatment of lupus nephritis, myasthenia gravis and pemphigus vulgaris, and to continue to pursue other collaborations. The investment in CellCept development includes funding Phase III clinical trials as well as regulatory expenses to support approval. In addition, we are expanding our infrastructure to prepare for the potential commercialization of CellCept for these indications.

We expect that our available cash resources, and the revenue from our agreement with Roche, will be sufficient to support our operations for at least 12 months. If our resources are insufficient to satisfy our liquidity requirements or if we pursue new indications for CellCept or enter into new indication partnerships, we may need to raise additional external funds through the sale of additional equity or debt securities. The sale of additional equity and debt securities may result in additional dilution to our stockholders. Additional financing may not be available in amounts or on terms acceptable to us or at all. If we are unable to obtain this additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned research, development and commercialization activities, which could harm our business.

Cash Flows

Operating activities
Net cash used in operating activities was $9.6 million and $670,000 for the first quarter of 2005 and 2004, respectively. The increase of $8.9 million was primarily due to significantly increased operational expenditures resulting in operating losses of $9.0 million and the pay-down of $2.8 million in accounts payable and accrued liabilities offset by the receipt of investment tax credits and non-cash charges.

Investing activities
Net cash used in investing activities was $75.9 million for the first quarter of 2005, while net cash generated from investing activities was $1.3 million in the first quarter of 2004. The increase of $77.2 million in net cash used in investing activities resulted from the investment of net proceeds from our initial public offering. Purchases of investments in marketable securities were $411.9 million, partially offset by proceeds from sales of short-term investments in marketable securities of $336.0 million.

Financing activities
Net cash provided by financing activities was $84.3 million and $49.3 million for the first quarter of 2005 and 2004, respectively. The increase of $35.0 million in net cash provided by financing activities consisted primarily of gross proceeds of $91.7 million from our initial public offering, less financing costs in the quarter of $7.3 million. In the first quarter of 2004, we issued preferred shares for total gross proceeds of $53.0 million less financing costs of $3.7 million.

Contractual Obligations and Commitments

As of March 31, 2005, there was no material change in capital lease or operating lease obligations or any other long-term liabilities reflected on our consolidated balance sheets as compared to such obligations and liabilities as of December 31, 2004, except that we entered into a new facility operating lease for premises in New Jersey, USA that will be used to accommodate our U.S. regional office. The lease term is 5 years and our financial obligation is $202,000 per year.

Credit Facilities

In April 2004, we entered into various agreements with a Canadian chartered bank providing for revolving demand facilities and a lease line in the aggregate amount of $2.5 million. As of March 31, 2005, we had $1.2 million of outstanding indebtedness under our credit facilities. In April 2005, we took a further $372,000 drawdown on the facility to support a letter of credit.

The Canadian chartered bank may cancel or restrict the availability of any unutilized portion of our facilities at any time and from time to time without notice. Our credit facilities are secured by a security agreement constituting a first ranking security interest in all our personal property. In addition, minimum deposit levels of $7.9 million are held with a Canadian chartered bank to secure our credit facilities.

Off-Balance Sheet Arrangements

Since inception we have not engaged in material off-balance sheet activities, including the use of structured finance, special purpose entities or variable interest entities.

Recent Accounting Pronouncements

For a description of the recent accounting pronouncements, please see Note 9 to our Notes to Consolidated Financial Statements.

Related Party Transactions

For a description of our related party transactions during the three months ended March 31, 2005, please see Note 8 to our Notes to Consolidated Financial Statements.

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market Risks

Our exposure to market risk is confined to cash and marketable securities. We invest in highly liquid government bonds, treasury bills, certificates of deposit and investment grade commercial paper. Due to the short term nature of our investment portfolio we believe we have minimal interest rate risk arising from our investments.

Many of our transactions are conducted in currencies other than the U.S. dollar. If exchange rates change by 10%, we do not believe that it would have a material impact on our results of operations or cash flows to date. However, future exchange rate fluctuations may affect our future operating results.

All amounts paid by Roche to us will be in Swiss Francs. In addition, we currently conduct some operations and incur a portion of our expenses in Canadian dollars and pounds sterling. CellCept’s net sales are denominated in multiple currencies and will be converted to Swiss Francs by Roche for the purpose of calculating amounts to be paid to us. To the extent the Swiss Franc increases in value relative to these other currencies, the total aggregate value of CellCept’s net sales will decrease and the amount, if any, that we are entitled to may be reduced. Although we expect to implement currency hedging techniques to mitigate the impact of currency fluctuations on our financial results, these techniques do not eliminate the effects of currency fluctuations with respect to anticipated revenues or cash flows, and, as they are short term in nature, do not protect us from prolonged periods of currency fluctuations.

As of March 31, 2005, we had not entered into any hedging transactions.

Business Risks

We have a limited operating history, and expect to incur losses and to rely solely on sales of CellCept for substantially all our revenue for the foreseeable future.

We were incorporated in 2001 and have a limited operating history. To date we have not recorded any revenues. Since our inception through March 31, 2005, we have incurred cumulative losses from operations of $34.2 million. Our losses to date have resulted primarily from general and administrative costs relating to our operations and costs related to the clinical development of CellCept for autoimmune indications.

We anticipate that substantially all of our revenue for the foreseeable future will be from sales of CellCept pursuant to our agreement with Roche. Beginning in April 2005, we are entitled to share equally with Roche the net sales of CellCept attributed to CellCept's use in non-transplant indications above a negotiated baseline of 134 million Swiss Francs per year. Our revenue is dependent on Roche and our mutual ability to track product sales arising from the use of CellCept by transplant patients. The methodology for accurately tracking sales of CellCept that has been agreed to may be a source of dispute with Roche, which may negatively affect our revenue and our relationship.

We anticipate incurring substantial and increasing operating losses for the foreseeable future as we further develop CellCept for autoimmune indications, seek additional collaborations and operate as a public company. In addition, we may never become profitable or sustain profitability if achieved.

If we and Roche are unable to successfully manage our collaboration, the development and commercialization of CelICept for autoimmune indications may be delayed or prevented.

Our collaboration with Roche involves a complex sharing of control over decisions, responsibilities, costs and benefits. Development and promotional activities related to CellCept in the autoimmune indications are approved by a joint committee, consisting of an equal number of our representatives and Roche's representatives. In the event that the joint committee is unable to reach consensus on an issue, the dispute will be referred to senior management of both parties. Unless and until senior management reaches agreement on such dispute, neither party will have the right to implement any changes to the status quo that would result from resolution of such matter. Ultimate decision making authority is vested in us as to some matters and in Roche as to other matters. Although we are responsible for compiling and preparing all applications for regulatory approval of CellCept in autoimmune indications, Roche has the ultimate decision making authority to submit these applications to the appropriate regulatory authorities. If Roche does not approve the application we prepared, or requires that we revise or modify the application, this could result in delays in receipt of regulatory approvals. In addition, Roche may develop and commercialize, either alone or with others, products that are similar to, or competitive with, CellCept. Roche may also change the focus of its development and commercialization efforts and dedicate fewer resources to CellCept or our collaboration.

If we do not satisfy our obligations under the Roche agreement or if the agreement is terminated we may be forced to limit or cease our operations.

Our agreement with Roche requires us to use commercially reasonable efforts to conduct three clinical trial programs for CellCept in autoimmune indications pursuant to an agreed upon development plan. In addition, until July 18, 2006, we are obligated to use our best efforts to raise adequate capital to finance our first three clinical trial programs in autoimmune indications pursuant to that development plan. As of March 31, 2005, we expect to incur aggregate additional expenses of approximately $72.0 million to complete our first three clinical trial programs. We believe that the net proceeds of our public offering together with our available cash and marketable securities will fulfill this obligation to use our best efforts. Roche may disagree that we have met our obligations. Roche may allege that we are in breach of a material obligation under our agreement and seek to litigate the allegation. If Roche is successful in such litigation, Roche may either be awarded damages based upon such breach or the agreement might be terminated. After 2011, either party may terminate the agreement if there is a lack of non-transplant sales over the baseline for a prolonged period. In addition, if CellCept is withdrawn from or recalled in any given country, either party may terminate the agreement with respect to that country. If the agreement is terminated in its entirety or in a given country we may be forced to limit or cease our operations.

Our agreement with Roche contains provisions requiring us to comply with applicable laws and regulations, including restrictions on the promotion of approved drugs for off label uses. If it were determined by the FDA or other regulatory authority that we violated the rules relating to off label promotion in connection with our pre-approval communications regarding CellCept, we may be deemed by Roche to be in material breach of the agreement. If we fail to cure any material breach of the agreement, Roche may commence legal action for damages and/or seek to terminate our agreement.

If Roche does not manufacture, distribute, price or sell CellCept at levels which generate sufficient revenue for us to operate, we may have to limit or cease our operations.

We do not own or operate any manufacturing or distribution facilities. Roche, not Aspreva, controls the manufacture of CellCept and we have no alternative supplier. If we are unable to obtain adequate supplies of CellCept from Roche for our clinical trials, they could be delayed or prevented. In addition, if there is a shortage of CellCept, Roche may decide to allocate available supplies of CellCept to purchasers for use in transplant indications and not autoimmune or other indications, thereby reducing our revenues. Roche is solely responsible for distributing and selling CellCept, and setting the price, including all discounts and rebates, of CellCept.

Roche's control over the manufacture, distribution, pricing and sale of CellCept exposes us to a number of risks which are outside our control including:

•	Roche may fail to comply with FDA-mandated current good manufacturing practices or similar regulations in other jurisdictions resulting in mandated production halts or limitations;
•	Roche may experience manufacturing quality or control issues which halt or limit CellCept production;
•	a manufacturing plant may be closed as a result of a natural disaster or work stoppage;
•	Roche may experience short or long-term supply problems, or problems distributing CellCept, including difficulties importing or exporting supplies or products;
•	Roche may decrease its efforts to market and promote CellCept for the transplant indications thus lowering the visibility of CellCept in the market; and
•	Roche may set a low price for CellCept or give discounts or rebates that effectively lower the price of CellCept, which in either case could reduce our revenues.

The expiration of Roche's patents covering CellCept may reduce our revenue as competitors may seek to sell generic versions of CellCept.

Roche owns the patents covering the composition of matter of CellCept. The United States patent covering CellCept expires in May 2009. Counterparts of this patent expire in most European countries in late 2010 or early 2011, but in some instances expire as early as 2007. Roche patents covering the process for manufacture of CellCept expire in the United States in July 2012, and in most other countries in July 2013. We and Roche expect that following expiration of all these patents competitors may manufacture and sell generic versions of CellCept, at a lower price, which would reduce CellCept's revenues. In certain jurisdictions, including most Canadian provinces, legislation mandates generic substitution for brand name drugs. If competitors devise a means to manufacture CellCept which does not infringe Roche's patents covering the process for manufacture, competitors may seek to sell generic versions of CellCept upon expiration of the composition of matter patents, which occurs in some countries as early as 2007.

In addition, while we intend to seek orphan drug designation in the United States for myasthenia gravis and pemphigus vulgaris, to the extent any competitor obtains from the FDA approval of a generic form of CellCept after May 2009 with an orphan drug designation for such indication prior to our obtaining FDA approval for the same indication, they would be entitled to a seven year marketing exclusivity period, during which time we would be prohibited from marketing and promoting CellCept for the treatment of that orphan indication.

We may also seek orphan drug designation in the United States for lupus nephritis. The FDA has in the past granted an orphan drug designation to drug candidates for the treatment of lupus nephritis. However, the number of individuals affected by lupus nephritis in the United States may be great enough that lupus nephritis is not a rare disease and as a result does not meet the criteria for orphan drug status.

If we obtain an orphan drug designation and FDA approval of CellCept for an indication, we would be entitled to seven years of marketing exclusivity for that orphan drug indication. However, if a competitor obtained approval of a generic form of CellCept for another indication, such as transplant use, physicians would not be prevented from prescribing the generic drug for the orphan indication during the period of marketing exclusivity. Such prescribing practices could adversely affect the sales of CellCept for the orphan indication.

We may incur significant liability if it is determined that we are promoting the "off-label" use of drugs or are otherwise found in violation of federal and state regulations in the United States or elsewhere.

Physicians may prescribe drug products for uses that are not described in the product's labelling and that differ from those approved by the FDA or other applicable regulatory agencies. Such off-label uses are common across medical specialities. We are aware that some physicians are prescribing CellCept for the treatment of certain autoimmune diseases, although neither we nor Roche are permitted to promote CellCept for the treatment of any autoimmune diseases, and the FDA and other regulatory agencies have not approved the use of CellCept for any autoimmune indications. Although the FDA and other regulatory agencies do not regulate a physician's choice of treatments, the FDA and other regulatory agencies do restrict communications on the subject of off-label use. Companies may not promote drugs for off-label uses. Accordingly, prior to approval of any autoimmune indications for CellCept, we may not promote CellCept for such indications. The FDA and other regulatory agencies actively enforce regulations prohibiting promotion of off-label uses and the promotion of products for which marketing clearance has not been obtained. A company that is found to have improperly promoted off-label uses may be subject to significant liability, including civil and administrative remedies as well as criminal sanctions.

Notwithstanding the regulatory restrictions on off-label promotion, the FDA and other regulatory authorities allow companies to engage in truthful, non-misleading, and non-promotional speech concerning their products. We engage in medical education activities and communicate with investigators and potential investigators regarding our clinical trials. Although we believe that all of our communications regarding CellCept are in compliance with the relevant regulatory requirements, the FDA or another regulatory authority may disagree, and we may be subject to significant liability, including civil and administrative remedies as well as criminal sanctions.

We and our collaborators are also subject to the U.S. federal False Claims Act and U.S. federal Anti-Kickback law. We are in the process of developing a comprehensive compliance program that will seek to establish internal controls to facilitate adherence to the rules and program requirements to which we are and will become subject. If, however, we are determined to have violated these and other laws, we could incur significant penalties and be subject to criminal prosecution. Roche might deem any such determination by a governmental authority to constitute a material breach of our agreement. In addition, management's attention could be diverted and our reputation and our ability to enter into future collaborations could be damaged.

If CellCept and any future products do not gain meaningful market acceptance we are not likely to generate significant revenues or become profitable.

The degree of market acceptance for any product that we commercialize will depend on a number of factors, including:

•	acceptance by physicians and patients of each product as safe and effective;
•	potential advantages over existing or alternative therapies, including cost;
•	actual or perceived safety of similar classes of products;
•	relative convenience and ease of administration;
•	reimbursement policies of government and third-party payors;
•	effectiveness of our sales, marketing and medical education efforts; and
•	scope of the product label approved by the FDA and other regulatory agencies.

Hospitals or physicians may not choose to administer CellCept or any future product to the entire intended market, if at all. If CellCept and any future products do not achieve meaningful acceptance in their intended markets or if the intended market is smaller than anticipated, we are not likely to generate significant revenues or become profitable.

Any failure or delay in obtaining additional capital may curtail the development or commercialization of CellCept or any future products.

We expect that our future need for additional capital will be substantial. The extent of this need will depend on many factors, some of which are beyond our control, including:

•	our ability to develop and obtain regulatory approval for CellCept and any future products in our targeted indications;
•	our ability to establish marketing and sales capabilities and the costs of launching CellCept and any future products for our targeted indications;
•	the extent of costs associated with protecting and expanding our patent and other intellectual property rights;
•	market acceptance of CellCept and any future products for our targeted indications;
•	future payments, if any, we receive or make under existing or future collaborative arrangements;
•	the timing of regulatory approvals needed to market products for our targeted indications;
•	the need to acquire licenses for new products or compounds; and
•
compliance with rules and regulations implemented by the U.S. Securities and Exchange Commission, Canadian provincial securities regulatory authorities, the Nasdaq National Market and the Toronto Stock Exchange.

We have no committed sources of additional capital. Funds may not be available to us in the future on favorable terms, if at all, and we may be required to delay, reduce the scope of, or eliminate research and development efforts or clinical trials for CellCept or other future products. We may also be forced to curtail or restructure our operations, obtain funds by entering into arrangements with collaborators on unattractive terms or relinquish rights to technologies or product candidates that we would not otherwise relinquish in order to continue our operations.

If we are not successful in establishing additional collaborations we will not be able to grow our business.

Our long-term success depends upon our ability to identify drugs and drug candidates with significant indication expansion potential and to acquire the rights for those undeveloped indications from multiple collaborators, thus creating multiple sources of revenue. We face intense competition from other companies for collaborative arrangements with pharmaceutical and biopharmaceutical companies, and there are no barriers prohibiting other companies from adopting our indication expansion business model. Pharmaceutical and biopharmaceutical companies may also decide to pursue new indications for their products themselves, rather than enter into collaborative arrangements to develop new indications. In addition, accurate sales tracking may be difficult or impossible under future collaborations which may preclude a collaboration or lead to disputes once a collaboration has been established. We currently only have one collaboration. If we are unable to enter into additional collaborations, we will continue to be dependent upon Roche for substantially all our revenues, and we will be limited in our ability to grow our business. In addition, the fact that we are collaborating with Roche, or other potential collaborators, may be viewed negatively by other potential collaborators, making them less likely to enter into arrangements with us.

The terms and conditions of any future collaboration agreements may be less favorable than our agreement with Roche.

Our strategy is to seek collaborations with pharmaceutical and biopharmaceutical companies to develop and commercialize new indications. Any new collaborations that we may secure will likely involve drugs or drug candidates, or collaborators, with characteristics different from CellCept or Roche. These characteristics may include:

•	costs to manufacture, distribute and sell;
•	patent terms;
•	expenditures by our collaborators on research and development;
•	size and difficulty of development programs for potential product indications;
•	competitive threats; and
•	other factors relevant to the development and commercialization of such products.

We expect that any new collaborations will be highly negotiated, and the above characteristics all may play a role in the financial terms of such collaborations, possibly resulting in any or all of the following:

•	our payment of upfront or milestone fees for product rights;
•	greater clinical trial expenses;
•	longer timelines to approval;

•	lower revenue sharing percentages;
•	shorter agreement periods; or
•	less than global product rights.

In addition, any new collaboration agreement may provide that we only begin sharing revenue with our collaborator after some long period of time after entering into such collaboration, or after some specific action or approval over which we may have limited control.

If we fail to establish sufficient marketing and sales promotion capabilities, or enter into successful arrangements with third parties to conduct these activities, we may be unable to generate sufficient revenue to continue our operations.

Roche is solely responsible for distributing and selling CellCept. If we obtain approval of CellCept for autoimmune indications, or any future products, we intend to market and promote them through our own sales promotion force in the United States and certain other countries. We currently have no marketing or sales promotion capabilities, lack an infrastructure to support such activities, and have no experience in the commercialization of pharmaceutical products. We may not be able to attract and retain qualified marketing or sales promotion people or be able to establish an effective sales promotion force.

In countries where we do not have a sales promotion force, we may establish relationships with third parties. However, we may not be able to enter into such arrangements on favorable terms or at all and to the extent that we enter into such arrangements, our revenue will depend on their efforts, which may not be successful.

If product liability lawsuits are successfully brought against us, we will incur significant liabilities and may be required to limit the commercialization of our product candidates.

Our use of CellCept and other products in clinical trials, and our promotion of any products, may expose us to product liability claims and associated adverse publicity. We have a product liability insurance policy for our clinical trials in the United Kingdom, Belgium, Switzerland and Israel with aggregate coverage of $3.7 million, in the United States and Canada with aggregate coverage of $3.0 million, and policies in varying amounts for all the other countries in which we are conducting clinical trials. Our insurance coverage may not protect us against any or all of the product liability claims which could be brought against us in the future. Prior to the commercialization of CellCept in autoimmune indications, we expect to obtain product liability insurance for potential claims associated with our promotion of CellCept. However, we may not be able to obtain or maintain adequate insurance coverage at a commercially reasonable cost or in sufficient amounts or scope to protect us against potential losses. Roche is obligated to indemnify us for any product liability claims, except if the claims arise due to false or misleading promotional activity on our part. In the event a product liability claim is brought against us, we may be required to pay legal and other expenses to defend the claim and, if such a claim is successful, damage awards not covered by our insurance. We may also be obligated to indemnify our collaborators. Defending any product liability claim or claims could require us to expend significant financial and managerial resources.

If our competitors are able to develop and market products that are preferred over CellCept or other product candidates that we may develop, we may not be able to generate sufficient revenues to continue our operations.

We may not be able to contend successfully with competitors. The biotechnology and pharmaceutical industries are highly competitive and subject to significant and rapid technological change as researchers learn more about diseases and develop new technologies and treatments. Our current and potential competitors generally include major multinational pharmaceutical companies, biopharmaceutical firms, specialty pharmaceutical companies, universities and other research institutions.

In the transplant market, CellCept currently competes with Novartis' product, Myfortic. If CellCept is approved for any autoimmune indications, Novartis may choose to also pursue clinical trials for the same indications. If approved, CellCept will also compete with immunosuppressants, such as steroids and cytotoxic agents, including cyclophosphamide, cyclosporine and azathioprine. A cytotoxic agent is an anti-cancer substance that acts by killing or preventing the division of cells. In addition, we are aware of several companies that have products in development or on the market that may be competitive with CellCept in lupus nephritis, myasthenia gravis and pemphigus vulgaris. Some of the companies have commenced clinical trials for products targeting the same markets and indications that we are addressing.

The existence of these products, other products or treatments of which we are not aware, or products or treatments that may be developed in the future may reduce the marketability of CellCept and any future products, particularly to the extent such products:

•	are more effective;
•	have fewer or less severe adverse side effects;
•	have better patient compliance;

•	receive better reimbursement terms;
•	are accepted by more physicians;
•	are more adaptable to various modes of dosing;
•	have better distribution channels;
•	are easier to administer; or
•	are less expensive.

Some of our competitors, either alone or together with their collaborators, have substantially greater financial resources and larger research, development and regulatory staffs than we do. In addition, many of our competitors, either alone or together with their collaborators, have significantly greater experience than we do in discovering, developing, manufacturing and marketing products. Additional mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated in our competitors.

If we are unable to effectively manage our expected future growth, we may be unable to develop or commercialize CellCept or any other product candidate successfully.

In the first quarter of 2005, we increased our number of employees by 13 and, as of March 31, 2005, we had 66 employees. In order to continue the development and potential commercialization of CellCept for autoimmune indications and enter into new collaborations we will need to expand our clinical development, regulatory, marketing and sales promotion capabilities. We currently have operations in Canada, the United States and the United Kingdom and intend to establish operations in Italy, Germany, France, Spain and Switzerland. Our ability to manage our global operations and expected growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to make such improvements in an efficient or timely manner and may discover deficiencies in existing systems and controls. Our ability to develop and commercialize products for new indications and compete effectively, and our future financial performance will depend, in part, on our ability to manage any future growth effectively.

We depend on our executive officers and key employees, and if we are not able to retain them or recruit additional qualified personnel, we may be unable to successfully develop or commercialize CellCept.

Our success depends upon the continued contributions of our executive officers and scientific and technical personnel. We are highly dependent on Richard M. Glickman, our Chief Executive Officer, Noel F. Hall, our President, and Reinhard W.A. Baildon, our Executive Vice President, Clinical and Regulatory Affairs. Due to the specialized knowledge each of our executive officers and key employees possesses with respect to CellCept and our operations, the loss of service of any of our executive officers or key employees could delay or prevent the successful completion of the clinical trials necessary for the commercialization of CellCept for lupus nephritis, myasthenia gravis or pemphigus vulgaris and could harm our relationship with Roche. We carry key man life insurance coverage of $1.2 million for each of Richard M. Glickman and Noel F. Hall. We do not carry key man life insurance for any of our other executive officers or key employees.

We have employment agreements with each of our executive officers and key employees; however, each may terminate their employment upon notice and without cause or good reason. We currently are not aware that any executive officer or key employee is planning to leave or retire.

Our success also depends in part on our ability to attract and retain highly qualified scientific, commercial and administrative personnel. In order to pursue our product development and commercialization strategies, we will need to attract and hire additional personnel with experience in a number of disciplines, including clinical testing, government regulation, sales and marketing, drug reimbursement and information systems. There is intense competition for personnel in the fields in which we operate. We have not experienced difficulty to date in attracting and retaining the personnel we require. If, however, we are unable to continue to attract new employees and retain existing employees, we may be unable to continue our development and commercialization activities.

We may incur losses associated with currency fluctuations and may not be able to effectively hedge our exposure.

Our operations are in many instances conducted in currencies other than the U.S. dollar and fluctuations in the value of currencies relative to the U.S. dollar could cause us to incur currency exchange losses. All amounts paid by Roche to us will be in Swiss Francs. In addition, we currently conduct some operations and incur a portion of our expenses in Canadian dollars and pounds sterling. Although we expect to implement currency hedging techniques to mitigate the impact of currency fluctuations on our financial results, these techniques do not eliminate the effects of currency fluctuations with respect to anticipated revenues or cash flows, and, as they are short term in nature, do not protect us from prolonged periods of currency fluctuations.

CellCept's net sales are denominated in multiple currencies and will be converted to Swiss Francs by Roche for the purpose of calculating amounts to be paid to us. To the extent the Swiss Franc increases in value relative to these other currencies, the total aggregate value of CellCept's net sales will decrease and the amount, if any, that we are entitled to may be reduced.

We will not be able to commercialize our product candidates if our clinical trials do not demonstrate safety and efficacy in humans.

We are currently not authorized to market CellCept for autoimmune indications in any jurisdiction, and we may never be authorized to market CellCept for any autoimmune indication. The development and commercialization of CellCept for autoimmune indications, and any future products, are subject to extensive and rigorous regulation by the U.S. federal government, principally the FDA, other federal, state and local agencies, and governmental authorities elsewhere. Prior to marketing CellCept for any autoimmune indication, we must conduct, at our own expense, extensive clinical trials to demonstrate with substantial evidence to the satisfaction of the FDA and other regulatory authorities that CellCept is safe and effective for the indication. We have no prior experience as a company in conducting clinical trials. Preclinical studies and clinical trials are expensive, can take many years and have uncertain outcomes. In addition, the regulatory approval procedures vary among countries and additional testing may be required in some jurisdictions. It may take several years to complete the requisite clinical trials, and a product candidate may fail any stage of testing. Difficulties and risks associated with clinical trials may result in our failure to receive regulatory approval to market CellCept for autoimmune indications or our inability to commercialize any future products for new indications. The FDA, other regulatory authorities, our collaborators, or we may suspend or terminate clinical trials at any time. The commencement and completion of our clinical trials could be delayed or prevented by several factors, including:

•	delays in obtaining regulatory approvals to commence or continue a study;
•	delays in identifying and reaching agreement on acceptable terms with prospective clinical trial sites;
•	insufficient quantities of the study drug;
•	slower than expected rates of patient recruitment and enrollment or the inability to reach full enrollment;
•	inconclusive or negative interim results during clinical trials, including lack of effectiveness or unforeseen safety issues;
•
death of, or serious adverse effects experienced by, one or more patients during a clinical trial even if the reasons are not related to the study drug, including the advanced stage of the patient's disease or medical condition;

•	uncertain dosing issues;
•	inability to monitor patients adequately during and after treatment;
•	inability or unwillingness of contract laboratories to follow good laboratory practices;
•	inability or unwillingness of clinical investigators to follow our clinical protocols or good clinical practices generally; and
•	inability or unwillingness of other third parties to perform data collection and analysis in a timely or accurate manner.

Delays or failures in obtaining regulatory approvals may:

•	delay or prevent the commercialization of any product that we develop for new indications;
•	diminish any competitive advantages;
•	reduce or eliminate revenue from the sale of CellCept and any future products; and
•	adversely affect our ability to attract new collaborators.

The results of early clinical trials do not necessarily predict the results of later clinical trials. Drugs in later clinical trials may fail to show desired safety and efficacy traits despite having progressed through initial clinical trials. We are aware that Roche conducted three Phase III clinical trials for CellCept in the treatment of rheumatoid arthritis which did not demonstrate efficacy. Even if we believe the data collected from clinical trials of drugs are promising, such data may not be sufficient to support approval by the FDA or any other regulatory authority. The FDA or other regulatory authorities could also interpret our data differently, which could delay, limit or prevent regulatory approval.

We expect to rely in part on the results of CellCept clinical trials that were previously performed by or on behalf of Roche and on clinical trials that were previously performed by third-party physicians. These trial results may not be predictive of the results of the clinical trials that we plan to conduct for the purposes of our targeted indications. In addition, the results of prior clinical trials may not be acceptable to the FDA or other regulatory authorities because the data may be incomplete, outdated or not otherwise acceptable for inclusion in our submissions for regulatory approval for CellCept in autoimmune indications.

Even if CellCept or any future product candidate receives regulatory approval, we and our collaborators may still face development and regulatory difficulties that may delay or impair future sales.

If we or our collaborators obtain regulatory approval for CellCept for any of our targeted indications, or any other product, we and our collaborators will continue to be subject to extensive regulation by the FDA, other federal authorities, certain state agencies and regulatory authorities elsewhere. These regulations will impact many aspects of our operations and the drug manufacturer's operations including manufacture, record keeping, quality control, adverse event reporting, storage, labelling, advertising, promotion, sale and distribution, export and personnel. The FDA and state agencies may conduct periodic inspections to assess compliance with these requirements. We, together with our collaborators, will be required to conduct post-marketing surveillance of the product. We also may be required to conduct post-marketing studies. Our or our collaborators' failure to comply with applicable FDA and other regulatory requirements, or the later discovery of previously unknown problems, may result in restrictions including:

•	delays in commercialization;
•	refusal by the FDA or other similar regulatory agencies to review pending applications or supplements to approved applications;
•	product recalls or seizures;
•	warning letters;
•	suspension of manufacturing;
•	withdrawals of previously approved marketing applications;
•	fines and other civil penalties;
•	injunctions, suspensions or revocations of marketing licenses;
•	refusals to permit products to be imported to or exported from the United States; and
•	criminal prosecutions.

Post-approval marketing laws and regulations in other jurisdictions generally provide for the same types of sanctions that may be imposed in the United States.

We may experience delays in patient enrollment, which would delay regulatory approval of CellCept in autoimmune indications and possibly reduce our revenues.

Our ability to obtain, and the timing of, regulatory approval for CellCept in any autoimmune indication depends in part on our ability to successfully complete clinical trials of CellCept in that autoimmune indication. The ability to complete clinical trials depends, in part, on the rate of patient enrollment and patient retention, which is a function of many factors, some of which are beyond our control. In particular, because our clinical trials will be blinded so that some patients receive CellCept and others receive another drug or a placebo, and because CellCept is marketed for transplant indications and prescribed by physicians, patients may not want to participate in a clinical trial in which they could receive a placebo or drug other than CellCept. For example, we have experienced slower than expected enrollment in one of our Phase III clinical trials of CellCept to treat myasthenia gravis, which we believe may be due, at least in part, to the off label availability of CellCept.

If third-party clinical research organizations do not perform in an acceptable and timely manner, our clinical trials could be delayed or unsuccessful.

We have limited experience in conducting and managing clinical trials, and rely on third parties, including contract research organizations, outside consultants and principal investigators to assist us in managing, monitoring and conducting our clinical trials. We rely on these parties to assist in the recruitment of sites for participation in clinical trials, to maintain positive relations with the clinical sites and to ensure that these sites conduct the trials in compliance with the protocol and our instructions. If these third parties fail to perform satisfactorily or do not adequately fulfill their obligations to us, our clinical trials may be delayed or unsuccessful. The FDA or other regulatory agencies may inspect some of our clinical sites or our third-party vendors' sites, to determine if our clinical trials are being conducted according to current good clinical practices. If the FDA or another applicable regulatory agency determines that our third-party vendors are not in compliance with applicable regulations, we may be required to delay, repeat or terminate such clinical trials. Any delay, repetition or termination of our clinical trials could prevent or delay the commercialization of CellCept for autoimmune indications and any other future product candidate.

If government and third-party payors fail to provide coverage and adequate reimbursement rates for our product candidates, our revenues and potential for profitability will be reduced.

In the United States and elsewhere, our product revenues will depend principally upon the reimbursement rates established by third-

party payors, including government health administration authorities, managed-care providers, public health insurers, private health insurers and other organizations. These third-party payors are increasingly challenging the price, and examining the cost effectiveness, of medical products and services. In addition, significant uncertainty exists as to the reimbursement status, if any, of newly approved drugs, pharmaceutical products or product indications. We may need to conduct post-marketing clinical trials in order to demonstrate the cost-effectiveness of products. Such studies may require us to commit a significant amount of management time and financial and other resources. CellCept is included in various drug compendia as a commercially approved drug in connection with the prevention of organ rejection and certain third party payors provide reimbursement for this use of CellCept because of such inclusion. However, CellCept or other future products may not be reimbursed or covered by any of these third-party payors for our targeted indications.

In some countries other than the United States, particularly the countries of the European Union and Canada, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, obtaining pricing approval from governmental authorities can take six to twelve months or longer after the receipt of regulatory marketing approval of a product for an indication. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of a product that is the subject of a collaboration with us to other available therapies. If reimbursement of such products is unavailable or limited in scope or amount or if pricing is set at unsatisfactory levels, our revenues could be reduced.

Domestic and foreign governments continue to propose and pass legislation designed to reduce the cost of healthcare, including drugs. In the United States, there have been, and we expect that there will continue to be, federal and state proposals to implement similar governmental control. In addition, increasing emphasis on managed care in the United States will continue to put pressure on the pricing of pharmaceutical products. For example, the Medicare Prescription Drug Improvement and Modernization Act of 2003 reforms the way Medicare will cover and reimburse for pharmaceutical products. The legislation expands Medicare coverage for drug purchases by the elderly and eventually will introduce a new reimbursement methodology based on average sales prices for certain drugs. In addition, the new legislation provides authority for limiting the number of outpatient drugs that will be covered in any therapeutic class. As a result of the new legislation and the expansion of federal coverage of drug products, we expect that there will be additional pressure to contain and reduce costs. The Medicaid program and state healthcare laws and regulations may also be modified to change the scope of covered products and/or reimbursement methodology. Cost control initiatives could decrease the established reimbursement rates that we receive for any products in the future, which would limit our revenues and profitability. Legislation and regulations affecting the pricing of pharmaceutical products, including CellCept, may change at any time, which could further limit or eliminate reimbursement rates for CellCept or other products.

We may incur significant expenses or be prevented from developing or commercializing products as a result of an intellectual property infringement claim.

Our commercial success depends in part on our ability to operate without infringing the patents and other proprietary rights of third parties. Infringement proceedings in the pharmaceutical and biotechnology industries are lengthy, costly and time-consuming and their outcome is uncertain. If we become involved in any patent litigation, interference or other administrative proceedings, we will incur substantial expense and the efforts of our technical and management personnel will be significantly diverted. As a result of such litigation or proceedings we could lose our proprietary position and be restricted or prevented from developing, manufacturing and selling the affected products, incur significant damage awards, including punitive damages, or be required to seek third-party licenses that may not be available on commercially acceptable terms, if at all.

Although Roche has an extensive patent estate covering the composition of matter, methods of treatment and manufacture of CellCept, it is possible that a third party may be issued a patent covering some aspect of CellCept or its use. If this happens, we and Roche may be restricted from developing and commercializing CellCept for autoimmune indications. If a third party brings an infringement claim against us based solely upon the development or promotion of CellCept in autoimmune indications, Roche has the right under our agreement to deduct 50% of its cost in defending such action, plus any amounts paid in settlement or in a judgment against Roche or Aspreva, from the calculation of CeIlCept's net sales prior to determining our share of such sales. Roche is obligated to indemnify us if the infringing activity relates to the development and commercialization of CellCept in both transplant and non-transplant indications.

If we or our collaborators are unable to adequately protect or enforce our intellectual property, our competitive position could be impaired.

Our commercial success depends in part on our ability to:

•	obtain patents or rights to patents and maintain their validity;
•	protect our trade secrets; and
•	effectively enforce our proprietary rights or patents against infringers.

Patent applications may not result in patents being issued. Until a patent is issued, the claims covered by the patent may be narrowed or removed entirely and therefore we may not obtain adequate patent protection. As a result, we may face unanticipated competition, or conclude that, without patent rights, the risk of bringing products to the market is too great. Even if we or our collaborators are issued patents covering our products we cannot predict with certainty whether we or our collaborators will be able to ultimately enforce our patents or proprietary rights. Any patents that we own or license may be challenged, invalidated or circumvented and may not provide us with protection against competitors. We or our collaborators may be forced to engage in costly and time-consuming litigation in order to protect our intellectual property rights. In addition, our collaborators may choose not to enforce or maintain their intellectual property rights, and we may be forced to incur substantial additional costs to maintain or enforce such rights. Patent rights may not provide us with adequate proprietary protection or competitive advantages against competitors with similar products or technologies. The laws of certain foreign countries do not protect our intellectual property rights to the same extent as do the laws of the United States.

In addition to patents, we rely on trade secrets and proprietary know-how. We seek protection, in part, through confidentiality and non-disclosure agreements. These agreements may not provide meaningful protection of our technology or adequate remedies in the event of unauthorized use or disclosure of confidential and proprietary information and, in any event, others may develop independently, or obtain access to, the same or similar information. Our failure or inability to protect our trade secrets and proprietary know-how could impair our competitive position.

If our stock price is volatile, purchasers of our common shares could incur substantial losses.

Our stock price is likely to be volatile. The stock market in general and the market for biopharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The price for our common shares may be influenced by many factors, including:

•	our ability to develop and obtain regulatory approval for CellCept and any future products in our targeted indications;
•	our ability to establish marketing and sales capabilities and the costs of launching CellCept and any future products for our targeted indications;
•	market acceptance of CellCept and any future products for our targeted indications;
•	developments concerning our collaboration with Roche;
•	our success in establishing additional collaborations;
•	regulatory developments in the United States, Canada and other countries;
•	developments or disputes concerning patents or other proprietary rights;
•	public concern over CellCept or any future products;
•	litigation;
•	the departure of key personnel;
•	future sales of our common shares;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	investors’ perceptions of us; and
•	general economic, industry and market conditions.

If there are substantial sales of our common shares, our stock price could decline.

If our existing stockholders sell a large number of our common shares or the public market perceives that existing stockholders might sell our common shares, the market price of our common shares could decline significantly. Upon our initial public offering on March 4, 2005, we had 34,028,378 common shares outstanding, including 8,280,000 shares sold in our initial public offering. Of the remaining 25,748,378 shares outstanding upon the closing of our initial public offering, in the U.S. public market approximately 25,722,698 shares may be sold pursuant to Rule 144, 144(k) and 701, and in Canada approximately all of such shares may be sold pursuant to the securities laws of the provinces of Canada, in each case upon the expiration of the 180-day lock-up agreements. The lock-up agreements may be extended to 214 days in certain circumstances.

Holders of approximately 12,677,192 common shares have rights, subject to some conditions, to require us to file registration statements under the Securities Act of 1933, as amended, or the Securities Act, covering their shares or to include their shares in registration statements that we may file under the Securities Act for ourselves or other stockholders. Once we register these common shares, they can be freely sold in the public market upon issuance, subject to the lock-up agreements discussed above.

Our executive officers, directors and major stockholders continue to have substantial control over us and will maintain the ability to control all matters submitted to stockholders for approval.

As of March 31, 2005, our directors, executive officers and principal stockholders, together with their affiliates, beneficially owned approximately 66% of our outstanding common shares, including shares subject to outstanding stock options and warrants. These stockholders, acting together, will exercise significant influence over all matters requiring stockholder approval, including the election of directors and any amendment of our notice of articles or articles. This concentration of ownership could also have the effect of delaying or preventing a change in our control.

Our articles, our stockholder rights plan and certain Canadian laws could delay or deter a change of control.

Our authorized preferred capital stock is available for issuance from time to time at the discretion of our board of directors, without stockholder approval. Our articles grant our board of directors the authority, subject to the corporate law of British Columbia, to determine or alter the special rights and restrictions granted to or imposed on any wholly unissued series of preferred shares, and such rights may be superior to those of our common shares.

Also, pursuant to our stockholder rights plan, anyone who seeks to acquire 20% or more of our outstanding common shares is required to make a bid complying with specific provisions of the plan.

Limitations on the ability to acquire and hold our common shares may be imposed by the Competition Act (Canada). This legislation permits the Commissioner of Competition of Canada to review any acquisition of a significant interest in us. This legislation grants the Commissioner jurisdiction to challenge such an acquisition before the Canadian Competition Tribunal if the Commissioner believes that it would, or would be likely to, result in a substantial lessening or prevention of competition in any market in Canada. The Investment Canada Act (Canada) subjects an acquisition of control of a company by a non-Canadian to government review if the value of our assets as calculated pursuant to the legislation exceeds a threshold amount. A reviewable acquisition may not proceed unless the relevant minister is satisfied that the investment is likely to be a net benefit to Canada.

Any of the foregoing could prevent or delay a change of control and may deprive or limit strategic opportunities for our stockholders to sell their shares.

We may be a passive foreign investment company for U.S. tax purposes which may negatively affect U.S. investors.

For U.S. federal income taxation purposes, we will be a passive foreign investment company, or PFIC, if in any taxable year either: (a) 75% or more of our gross income consists of passive income; or (b) 50% or more of the value of our assets is attributable to assets that produce, or are held for the production of, passive income. If we meet either test, our shares held by a U.S. person in that year will be PFIC shares for that year and all subsequent years in which they are held by that person. Because in the past our gross income consisted mostly of interest, we have been a PFIC in prior taxable years. We may also be a PFIC in future taxable years. Gain realized by a U.S. investor from the sale of PFIC shares is taxed as ordinary income, as opposed to capital gain, and subject to an interest charge unless the U.S. person has timely made one of the tax elections described in the section titled "United States Federal Income Tax Information for United States Holders".

The PFIC rules are extremely complex. A U.S. person is encouraged to consult his or her U.S. tax advisor before making an investment in our shares.

As a foreign private issuer, we are subject to different U.S. securities laws and rules than a domestic U.S. issuer, which may limit the information publicly available to our stockholders.

As a foreign private issuer we are not required to comply with all the periodic disclosure requirements of the Securities Exchange Act of 1934 and therefore there may be less publicly available information about Aspreva than if we were a U.S. domestic issuer. In addition, our officers, directors, and principal stockholders are exempt from the reporting and "short-swing" profit recovery provisions of Section 16 of the Securities Exchange Act of 1934 and the rules thereunder. Therefore, our stockholders may not know on a timely basis when our officers, directors and principal stockholders purchase or sell our common shares.

You may be unable to enforce actions against us, or certain of our directors and officers, under U.S. federal securities laws.

We are a corporation organized under the laws of British Columbia, Canada. A majority of our directors and officers reside principally in Canada. Because all or a substantial portion of our assets and the assets of these persons are located outside the U.S., it may not be possible for you to effect service of process within the United States upon us or those persons. Furthermore it may not be possible for you to enforce against us or them in the United States, judgments obtained in U.S. courts based upon the civil liability provisions of the U.S. federal securities laws or other laws of the U.S. There is doubt as to the enforceability, in original actions in Canadian courts, of liabilities based upon the U.S. federal securities laws and as to the enforceability in Canadian courts of judgments of U.S. courts obtained in actions based upon the civil liability provisions of the U.S. federal securities laws. Therefore, it may not be possible to enforce those actions against us or certain of our directors and officers.

Item 4.     CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We maintain “disclosure controls and procedures” (as such term is defined under Securities Exchange Act Rule 13a-15(e)) that are designed to ensure that information required to be disclosed in our reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2005. Based upon their evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were reasonably effective in ensuring that information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-Q.

Changes in internal controls

There were no changes in our internal controls over financial reporting during the three months ended March 31, 2005 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Part II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

None.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Use of Proceeds

Our initial public offering of common shares was effected through a registration statement on Form F-1 (File No. 333-122234) that was declared effective by the Securities and Exchange Commission on March 3, 2005, pursuant to which we sold all 8,280,000 of our common shares that were registered thereunder.

Our initial public offering of common shares commenced on March 4, 2005 and was completed after all of the shares of common stock that were registered were sold. The managing underwriters in our initial public offering were Merrill Lynch, Pierce, Fenner & Smith Incorporated, Banc of America Securities LLC, Pacific Growth Equities, LLC and BMO Nesbitt Burns Inc. The aggregate offering price of the 8,280,000 shares registered and sold was $91.7 million. Of this amount, $6.4 million was paid in underwriting discounts and commissions, and an additional $3.0 million of expenses was incurred, of which approximately $1.3 million was incurred during the year ended December 31, 2004 and $1.7 million was incurred during the three months ended March 31, 2005. Expenses of $1.1 million were incurred with Farris, Vaughan, Wills & Murphy LLP, Vancouver, British Columbia. R. Hector MacKay-Dunn, Q.C., a member of our board of directors and our Corporate Secretary is a senior partner of Farris, Vaughan, Wills & Murphy LLP. No other expenses were incurred, directly or indirectly, to directors, officers or persons owning 10% or more of our common stock, or to our affiliates.

We intend to use the net proceeds of the offering primarily to continue the development of CellCept for the treatment of lupus nephritis, myasthenia gravis and pemphigus vulgaris, and to continue to pursue other collaborations. The investment in CellCept development includes funding Phase III clinical trials as well as regulatory expenses to support approval. In addition, our infrastructure is being expanded to prepare for the potential commercialization of CellCept for these indications.

As of March 31, 2005, we had applied the estimated aggregate net proceeds of $82.3 million from our initial public offering as follows:
Working capital: $6.3 million
Temporary investments: $76.0 million

Recent Sales of Unregistered Securities

From January 1, 2005 through March 31, 2005, pursuant to our 2002 Incentive Stock Option Plan, we granted stock options with a ten year term to employees to purchase an aggregate of 41,602 common shares, at an exercise price of $6.39. None of the employees who were granted options are residents of the United States.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

In January 2005, we submitted for approval the following matters to our common and Series A preferred stockholders voting together as a single class. As of the record date for taking such action, we had 20,034,378 common shares outstanding (assuming the conversion of all our outstanding Series A preferred shares into common shares, and not giving effect to the 1.284-for-1 stock split of our outstanding common and Series A preferred shares). At our Special General Meeting held on February 4, 2005, 14,431,826 of such shares were voted in person or by proxy in favor of the following matters (no votes were cast against such matters):

1.	Approving a Shareholder Rights Plan Agreement and Shareholder Rights Plan.

2.
Approving an amendment to the Aspreva 2002 Incentive Stock Option Plan increasing the common shares authorized for issuance under such plan from 1,750,000 to 2,750,000 (before giving effect to the 1.284-for-1 split described below).

3.	Approving a 1.284-for-1 stock split of our outstanding common and Series A preferred shares, including:
	(a)	an amendment to our notice of articles to change the authorized share structure of the Series A preferred shares to take into consideration the above stock split; and
	(b)	an amendment to our articles to change the special rights and restrictions of our Series A preferred shares to take into consideration the above stock split.
4.	Approving the amendment to our articles to change:
	(a)	the approval thresholds for the following actions from a special resolution to an ordinary resolution:
		(i)	create one or more classes or series of shares or, if none of the shares of a class or series of shares are allotted or issued, eliminate that class or series of shares; and
		(ii)	if we are authorized to issue shares of a class of shares with par value:
			(A)	decrease the par value of those shares; or
			(B)	if none of the shares of that class of shares are allotted or issued, increase the par value of those shares;
	(b)	the approval thresholds to subdivide or consolidate all or any of our unissued, or fully paid issued, shares from a special resolution to a directors’ resolution;
	(c)	the approval threshold to set the number of our directors (as either a public company or not a public company) from an ordinary resolution to a directors’ resolution; and
(d)
the quorum requirement for the transaction of business at a meeting of our shareholders from two persons who are, or who represent by proxy, shareholders who, in the aggregate, hold at least 5% of the issued shares entitled to be voted at the meeting, to two persons who are, or who represent by proxy, shareholders who, in the aggregate, hold at least 20% of the issued shares entitled to be voted at the meeting.

In January 2005, we also submitted for approval by consent resolution to our Series A preferred stockholders the matters described in paragraphs 3 and 4 above. As of the record date for taking such action, we had 9,873,204 Series A preferred shares outstanding (not giving effect to the 1.284-for-1 stock split of our outstanding Series A preferred shares). Written consents were received from each Series A preferred stockholder who voted unanimously in favor of such matters.

ITEM 5. OTHER INFORMATION

In April 2005, we paid cash bonuses and granted bonus stock options to our executive officers. The cash bonuses had been fully accrued at December 31, 2004 and did not impact first quarter 2005 expenses. The stock options have ten-year terms, an exercise price of $14.21 (C$17.20) and vest monthly over three years. Bonuses paid and options granted in April 2005 to those individuals identified as our “Named Executive Officers” in our registration statement on Form F-1 filed with the Securities and Exchange Commission, on January 24, 2005, as amended, were:

Named Executive Officer	Position	Cash bonus paid	Number of shares subject to stock options
Richard Glickman	Chairman and Chief Executive Officer	$171,000	35,750
Noel Hall	President	154,000	30,000
Bruce Cousins	Chief Financial Officer	93,000	13,000
Reinhard Baildon	Executive Vice President, Clinical and Regulatory Affairs	130,000	18,250

Each of our Named Executive Officers is eligible for a discretionary performance bonus determined as a percentage of such officer's annual base salary as set forth in such officer's employment agreement with Aspreva. On April 20, 2005, the Compensation Committee of the Board of Directors approved an increase of 5% to the discretionary performance bonus percentage for each Named Executive Officer, thereby increasing Mr. Glickman's and Mr. Hall's percentage from 35% to 40%, and Mr. Cousins' and Mr. Baildon's percentage from 30% to 35%.

ITEM 6.     EXHIBITS.

31.1	Certification of the Chief Executive Officer, as required by Rule 13a-14(A) of the Securities and Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer, as required by Rule 13a-14(A) of the Securities and Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer, as required by Rule 13a-14(B) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350).

32.2*	Certification of the Chief Financial Officer, as required by Rule 13a-14(B) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350).

* The certifications attached as Exhibits 32.1 and 32.2 accompany this quarterly report on Form 10-Q, are not deemed filed with the Security and Exchange Commission and are not to be incorporated by reference into any filing of Aspreva Pharmaceuticals Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASPREVA PHARMACEUTICALS CORPORATION
May 12, 2005	/s/ Bruce G. Cousins
Bruce G. Cousins
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification of the Chief Executive Officer, as required by Rule 13a-14(A) of the Securities and Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer, as required by Rule 13a-14(A) of the Securities and Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer, as required by Rule 13a-14(B) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350).

32.2*	Certification of the Chief Financial Officer, as required by Rule 13a-14(B) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350).