Form 10-Q
period 2005-06-30
Aspreva Pharmaceuticals CORP
filed 2005-08-10
CIK 1314026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2005

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934):

Yes ☐	No ☒

The number of shares of the registrant’s Common Stock, no par value, outstanding as of July 31, 2005 was 34,028,378 shares.

ASPREVA PHARMACEUTICALS CORPORATION
FORM 10-Q
For the Quarterly Period Ended June 30, 2005

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
ASPREVA PHARMACEUTICALS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands of U.S. dollars)
(unaudited)

	June 30, 2005	December 31, 2004
ASSETS
Current assets
Cash	$3,602	$3,507
Marketable securities	96,861	32,330
Accounts receivable (note 2)	18,315	277
Investment tax credits receivable	-	261
Prepaid expenses	1,651	2,803
Total current assets	120,429	39,178
Property and equipment, net of accumulated depreciation of $507 (2004 - $273)	1,846	1,763
Deferred share issue costs	-	1,297
Deposits	432	434
TOTAL ASSETS	$122,707	$42,672

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Bank indebtedness	$-	$231
Accounts payable	1,697	3,199
Accrued liabilities	5,913	5,402
Unearned royalty advance (note 2)	3,118	-
Capital lease obligations, current portion	523	341
Deferred lease inducement, current portion	56	56
Total current liabilities	11,307	9,229
Capital lease obligations	552	568
Deferred lease inducement	210	224
Total liabilities	12,069	10,021

Contractual obligations, commitments and contingencies (notes 6 and 10)
Convertible redeemable preferred shares
Authorized: unlimited
Issued and outstanding (Series A)	-	49,341
June 30, 2005 - 0
December 31, 2004 - 12,677,192

Shareholders’ equity (deficiency) (note 5)
Common shares
Authorized: unlimited
Issued and outstanding	136,868	5,232
June 30, 2005 - 34,028,378
December 31, 2004 - 13,071,186
Additional paid-in capital	6,495	3,311
Deficit	(33,032)	(25,198)
Accumulated other comprehensive gain (loss)	307	(35)
Total shareholders’ equity (deficiency)	110,638	(16,690)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$122,707	$42,672

See accompanying notes to consolidated financial statements.

ASPREVA PHARMACEUTICALS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands of U.S. dollars, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Royalty revenue (notes 2 and 9)	$14,671	$-	$14,671	$-
Expenses
Research and development	7,152	1,301	11,197	2,083
Marketing, general and administrative	7,025	3,284	12,376	3,719
Total expenses	14,177	4,585	23,573	5,802
Other (income) expense
Interest and other income	(711)	(183)	(1,163)	(194)
Interest and other expense	54	-	94	810
Total other (income) expense	(657)	(183)	(1,069)	616
Net income (loss) for the period	$1,151	$(4,402)	$(7,833)	$(6,418)
Earnings (loss) per common share (note 4)
Basic and diluted	$0.03	$(0.34)	$(0.29)	$(0.50)
Proforma basic and diluted	0.03	(0.17)	(0.25)	(0.31)

See accompanying notes to consolidated financial statements.

ASPREVA PHARMACEUTICALS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of U.S. dollars)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Cash Flows used in Operating Activities
Net income (loss) for the period	$1,151	$(4,402)	$(7,833)	$(6,418)
Add non-cash items:
Depreciation and amortization	123	64	234	69
Stock-based compensation	1,597	432	3,184	1,582
Amortization of lease inducement	(11)	-	(14)	-
Net change in non-cash working capital items related to operations:
Accounts receivable	(14,667)	(685)	(14,919)	(715)
Investment tax credits receivable	-	-	261	-
Prepaid expenses	729	(47)	1,152	(145)
Deposits	-	69	-	111
Accounts payable	(182)	739	(2,329)	779
Accrued liabilities	1,142	64	510	255
Accrued interest on convertible promissory notes	-	-	-	49
Net cash flows used in operating activities	(10,118)	(3,766)	(19,754)	(4,433)
Cash Flows from (used in) Investing Activities
Purchases of marketable securities	(77,957)	(44,879)	(489,868)	(44,879)
Redemptions of marketable securities	89,668	3,859	425,709	5,220
Purchase of property and equipment	(167)	(421)	(175)	(437)
Net cash flows from (used in) investing activities	11,544	(41,441)	(64,334)	(40,096)
Cash Flows from (used in) Financing Activities
Issuance of preferred shares	-	-	-	53,000
Issuance of common shares	-	-	91,731	-
Share issue costs	-	-	(7,314)	(3,743)
Payments on capital lease obligations	(105)	-	(207)	-
Net cash flows from (used in) financing activities	(105)	-	84,210	49,257
Effect of exchange rate changes on cash	15	(52)	(27)	(20)
Net increase (decrease) in cash	1,336	(45,259)	95	4,708
Cash, beginning of the period	2,266	50,118	3,507	151
Cash, end of the period	$3,602	$4,859	$3,602	$4,859

See note 8 for supplemental cash flow information

See accompanying notes to consolidated financial statements.

ASPREVA PHARMACEUTICALS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Summary of Significant Accounting Policies

Overview and Basis of Presentation
Aspreva Pharmaceuticals Corporation was incorporated on December 20, 2001 under the Canada Business Corporation Act and continued under the Business Corporations Act (British Columbia) on November 19, 2004. Our principal business is to identify, develop and commercialize new indications for approved drugs and drug candidates for underserved patient populations. From inception to March 31, 2005, we were a development stage company. With the commencement of royalty revenue on April 1, 2005, we are no longer a development stage company.

We have prepared these consolidated financial statements in accordance with U.S. generally accepted accounting principles for interim financial statements and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all information and footnotes required by U.S. generally accepted accounting principles for annual financial statements. The financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2004 included in our registration statement on Form F-1 filed with the United States Securities and Exchange Commission on January 24, 2005, as amended.

All amounts referenced herein are in U.S. dollars unless otherwise noted.

All share, warrant, option and per unit data included in these financial statements have been adjusted to retroactively reflect the 1.284-for-1 stock-split effected on February 8, 2005.

Principles of Consolidation
These consolidated financial statements include our financial statements and those of our wholly-owned subsidiaries: Aspreva Pharmaceuticals SA (a Swiss company), Aspreva Pharmaceuticals Ltd. (a UK company), and Aspreva Pharmaceuticals, Inc. (a Delaware company). We have eliminated all material intercompany balances and transactions.

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

2. Revenue Recognition
In accordance with the terms of our agreement with Hoffman - La Roche Inc. and F. Hoffman - La Roche Ltd., collectively Roche, commencing April 1, 2005, we became entitled to a royalty based on an equal sharing of incremental net sales of CellCept in non-transplant indications above a negotiated baseline, less a distribution fee, payable on a quarterly basis. This baseline was originally set in July 2003 at 134 million Swiss Francs, or CHF, and is subject to an annual price index adjustment. In July 2005, Roche and Aspreva agreed that the baseline for 2005 would be CHF 123 million, after taking into account the price index adjustment and, for the time being, excluding Japan as a licensed territory under the agreement. We follow the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, or SAB 104, Revenue Recognition, which sets forth criteria that must be met in order to recognize revenue: (i) there is persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectibility is reasonably assured.

Roche and Aspreva have developed a proprietary sales tracking methodology to audit net sales of CellCept and determine the portion attributable to sales from use in non-transplant indications. The results of this audit lag actual net sales by approximately six months. Roche and Aspreva use actual total CellCept sales results and estimates of the quarterly split between net sales attributed to transplant and non-transplant indications to calculate the royalty payment payable to us at the end of each quarter. We record a portion of this royalty payment as revenue within quarterly financial results, with the balance recorded as unearned royalty advance and subject to a subsequent reconciliation.

Once the six month lag period has passed, and audited results can be obtained, Aspreva and Roche employ a mechanism to reconcile audited amounts against the royalty previously paid to us. This reconciliation process is undertaken quarterly, based on the most recent available audit information. This reconciliation mechanism, however, will limit reconciliation payments to either Roche or Aspreva by an amount of CHF 4.0 million per quarter. If the results of the reconciliation indicate that the CHF 4.0 million collar has been exceeded in favor of the same party for two consecutive quarters, we and Roche have agreed upon a mechanism to review the sales tracking methodology and/or our methodology for estimating royalty payments and introduce appropriate changes. The value of this collar may be changed at any time by the joint committee formed under our agreement with Roche, on which we have equal representation, and will be a prospective change.

We record all but CHF 4.0 million of the royalty payment as revenue within quarterly financial results. In subsequent quarters, consistent with the timing of the reconciliation described above, the remaining CHF 4.0 million of the royalty payment, as well as any additional payments to us or from us to Roche as a result of such reconciliation will be recorded in the period the reconciliation is completed. Thus, at any period end we will carry a maximum of CHF 4.0 million for each quarter that has not then been reconciled, characterized as unearned royalty advance on the balance sheet. Roche and Aspreva have agreed to settle any royalty payment and reconciliation amount in cash, and we expect to settle such amounts within 45 days of each quarter end.

We and Roche have calculated the royalty payment due to us as $17.8 million (CHF 22.8 million) for the three month period ended June 30, 2005. We have recognized $14.7 million of the royalty payment as revenue in the three month period ended June 30, 2005 and have recognized $3.1 million (CHF 4.0 million) as an unearned royalty advance until subsequent reconciliation between the parties. The entire royalty payment due to us is recorded in our accounts receivable as of June 30, 2005 and is payable to us within 45 days of quarter end. We and Roche have agreed to settle any reconciliation amounts in cash.

ASPREVA PHARMACEUTICALS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

3. Stock-Based Compensation
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

We estimate the fair value of options granted as at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Expected dividend yield	0%	0%	0%	0%
Expected stock price volatility	70%	150%	83%	150%
Risk-free interest rate	4.0%	4.0%	4.0%	4.0%
Expected option life in years	5.0	8.0	5.5	8.0

Included within the statements of operations are the following charges for stock-based compensation ($000s):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Research and development expense	$567	$108	$1,154	$196
Marketing, general and administrative expense	1,030	324	2,030	577
Interest and other expense	-	-	-	809
Total stock-based compensation	$1,597	$432	$3,184	$1,582

Stock option transactions for the period and the number of stock options outstanding are summarized below:

	Number of Common Shares	Weighted Average Exercise Price
		Exercisable in Canadian dollars
Balance, December 31, 2004	1,884,912	$4.61
Options granted	41,602	6.39
Options forfeited	-	-
Options exercised	-	-
Balance, March 31, 2005	1,926,514	$4.65
Options granted	140,300	17.20
Options forfeited	(25,680)	(5.60)
Options exercised	-	-
Balance, June 30, 2005	2,041,134	$5.64

The stock options expire at various dates from April 2013 to April 2015. As of June 30, 2005, a total of 1,475,599 common shares are available for future grants. The stock options typically have a ten year contractual life and vest ratably over a period of two to four years from the date of grant.

Stock Purchase Plan Trust
In 2002, we established the 2002 Aspreva Incentive Stock Purchase Plan Trust, or the Trust, for the purpose of distributing common shares to officers, directors, employees and consultants. The fair value of the common shares distributed to the Trust participants is being expensed over the vesting period with a corresponding credit to additional paid-in capital. Stock-based compensation related to the Trust shares amounted to $51,000 and $81,000 for the three month periods ended June 30, 2005 and 2004, respectively, and $102,000 and $147,000 for the six month periods ended June 30, 2005 and 2004, respectively. As of June 30, 2005, a total of 1,284,000 common shares had been distributed and no shares remained available for distribution under the trust.

Warrants
As of June 30, 2005, we had warrants outstanding entitling the holders to acquire 230,360 common shares at an exercise price of C$4.76 per share. These warrants will terminate, if unexercised, in September, 2006.

ASPREVA PHARMACEUTICALS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

4. Earnings (Loss) per Common Share
We calculate earnings (loss) per common share in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share, which requires the presentation of basic and diluted earnings (loss) per common share.

The denominators for basic and diluted earnings (loss) per common share for the three and six month periods ended June 30, 2005 and 2004 were calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Weighted average shares outstanding used for basic earnings per common share	34,028,378	13,031,239	26,733,886	12,619,848
Effect of dilutive stock options	1,405,330	-	-	-
Effect of dilutive warrants	237,205	-	-	-
Weighted average shares outstanding used for diluted earnings per common share	35,670,913	13,031,239	26,733,886	12,619,848

Diluted loss per common share is equivalent to basic loss per common share for the six month period ended June 30, 2005, and the three and six month periods ended June 30, 2004, as the outstanding options, warrants and convertible redeemable preferred shares are anti-dilutive to loss per common share. Due to their anti-dilutive nature, the following potentially issuable shares were omitted from the calculation of diluted loss per common share for these periods:

	As of June 30,
	2005	2004
Stock Options	2,041,134	897,516
Warrants	230,360	230,360
Convertible redeemable preferred shares	-	12,677,192

The proforma basic and diluted earnings (loss) per common share calculations assume the conversion of the convertible redeemable preferred shares into common shares using the as-if converted method as of the date of issuance. The denominators for pro forma basic earnings (loss) per common share for the three and six month periods ended June 30, 2005 and 2004 were calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Weighted average shares outstanding used for basic earnings per common share	34,028,378	13,031,239	26,733,886	12,619,848
Pro forma adjustment to reflect weighted average effect of assumed conversion of 12,677,192 convertible redeemable preferred shares	-	12,677,192	4,412,503	8,149,623
Weighted average shares outstanding used for proforma basic earnings per common share	34,028,378	25,708,431	31,146,389	20,769,471

The denominators for pro forma diluted earnings (loss) per common share for the three and six month periods ended June 30, 2005 and 2004 were calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Weighted average shares outstanding used for diluted earnings per common share	35,670,913	13,031,239	26,733,886	12,619,848
Pro forma adjustment to reflect weighted average effect of assumed conversion of 12,677,192 convertible redeemable preferred shares	-	12,677,192	4,412,503	8,149,623
Weighted average shares outstanding used for proforma diluted earnings per common share	35,670,913	25,708,431	31,146,389	20,769,471

On March 4, 2005, in conjunction with our initial public offering, all of the outstanding Series A preferred shares were automatically converted, on a one-for-one basis, into 12,677,192 common shares. The converted preferred shares were cancelled and are not reissuable.

ASPREVA PHARMACEUTICALS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

5. Shareholders’ Equity
On March 4, 2005, we completed our initial public offering, of 8,280,000 common shares at a price of $11.00 per share and began trading on the Nasdaq National Market under the trading symbol ASPV and the Toronto Stock Exchange under the trading symbol ASV. Net cash proceeds from the initial public offering were approximately $82.3 million, after deducting underwriter discounts, commissions and other offering expenses. In conjunction with the initial public offering, all outstanding Series A preferred shares were converted into common shares on a one-for-one basis. Shares issued prior to our initial public offering are subject to lock-up agreements that expire on August 30, 2005, which in certain circumstances may be extended to October 3, 2005.

The following table summarizes the activity in our shareholders’ equity from our last fiscal year end at December 31, 2004, including the impact of our initial public offering:

	Number of Shares	Share Capital	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Deficit	Total Shareholders’ Equity
	(in thousands of U.S. dollars, except number of shares)
Balance, as of December 31, 2004	13,071,186	$5,232	$3,311	$(35)	$(25,198)	$(16,690)
Shares issued on:
Conversion of preferred shares	12,677,192	49,341	-	-	-	49,341
Net proceeds from initial public offering	8,280,000	82,295	-	-	-	82,295
Stock-based compensation expense	-	-	1,587	-	-	1,587
Unrealized loss on marketable securities	-	-	-	(117)	-	(117)
Loss for the period	-	-	-	-	(8,985)	(8,985)
Balance, as of March 31, 2005	34,028,378	$136,868	$4,898	$(152)	$(34,183)	$107,431
Stock-based compensation expense	-	-	1,597	-	-	1,597
Unrealized gain on marketable securities	-	-	-	459	-	459
Income for the period	-	-	-	-	1,151	1,151
Balance, as of June 30, 2005	34,028,378	$136,868	$6,495	$307	$(33,032)	$110,638

Comprehensive income for the three month period ended June 30, 2005 was $1.6 million and comprehensive loss for the three month period ended June 30, 2004 was $4.4 million. Comprehensive loss was $7.4 million and $6.4 million for the six month periods ended June 30, 2005 and 2004, respectively.

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

6. Contractual Obligations and Commitments
In April, 2005, we entered into a new facility operating lease for premises in New Jersey, USA to accommodate our U.S. regional office. The lease term is 5 years and our financial obligation is $222,000 per year, beginning in the third quarter of 2005.

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

ASPREVA PHARMACEUTICALS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

7. Income Taxes
As at December 31, 2004, we had scientific research and experimental development expenditures (SRED) in the amount of $586,000 which have no expiry date, available to reduce future Canadian taxable income. We also have approximately $22,002,000 of losses carried forward available to reduce taxable income for future years of which approximately $2,753,000 is available in Canada and approximately $19,249,000 is available in Switzerland. A valuation allowance has been provided to offset these deferred tax assets because the realization of the benefit does not yet meet the more likely than not criteria.

For the three month period ended June 30, 2005, we have utilized a portion of the losses carried forward to offset income taxes otherwise payable.

8. Supplemental Cash Flow
Supplemental cash flow information is as follows ($000s):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Equipment acquired under capital leases	$-	$-	$140	$-
Interest paid	13	1	25	1

9. Collaborative Agreement
In July 2003, we entered into a 14 year collaboration agreement with Roche for the worldwide rights, excluding Japan, to develop, market and promote CellCept for all autoimmune indications, or the Roche Agreement.

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

Pursuant to our collaboration agreement with Roche commencing April 1, 2005, we became entitled to a royalty based on an equal sharing of incremental net sales of CellCept in non-transplant indications above a negotiated baseline, less a distribution fee, payable on a quarterly basis. This baseline was originally set in July 2003 at CHF 134 million and is subject to an annual price index adjustment. In July 2005, Roche and Aspreva agreed that the baseline for 2005 would be CHF 123 million, after taking into account the price index adjustment and, for the time being, excluding Japan as a licensed territory under the agreement.

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

10. Related Party Transactions
We retain Farris, Vaughan, Wills & Murphy LLP, a law firm where R. Hector MacKay-Dunn, Q.C., is a senior partner. Mr. MacKay-Dunn is a member of our board of directors and acts as our Corporate Secretary. In the three and six month periods ended June 30, 2005, we incurred legal fees payable to Farris, Vaughan, Wills & Murphy LLP, of $23,000 and $560,000, respectively, all of which has been paid as of June 30, 2005. These fees relate primarily to services undertaken in conjunction with our initial public offering.

11. Contingencies
We may, from time to time, be subject to claims and legal proceedings brought against us in the normal course of business. Such matters are subject to many uncertainties. We believe that adequate provisions have been made in the accounts where required and the ultimate resolution of such contingencies will not have a material adverse effect on our consolidated financial position.

12. Recent Accounting Pronouncement
In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS 123(R), Share Based Payment, which is a revision of SFAS 123, Accounting for Stock-Based Compensation, as amended by SFAS 148. We are required to adopt SFAS 123(R) on January 1, 2006. SFAS 123(R) requires all share-based payments to employees, including grants of stock options, to be recognized in the statement of operations based on their fair values using either the modified-prospective or modified-retrospective method as defined in the standard. We do not believe that our adoption of SFAS 123(R) will have a material effect on our financial statements.

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis by our management of our financial condition and results of operations in conjunction with our audited consolidated financial statements and related notes thereto for the year ended December 31, 2004 included in our registration statement on Form F-1 filed with the United States Securities and Exchange Commission on January 24, 2005, as amended, and our unaudited consolidated financial statements for the six month period ended June 30, 2005. Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and are presented in U.S. dollars.

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

In July 2003, we entered into our first collaboration with Hoffmann-La Roche Inc. and F. Hoffmann-La Roche Ltd, collectively Roche, for exclusive world-wide rights, excluding Japan, to develop and, upon regulatory approval, market CellCept for all autoimmune indications. Roche manufactures, distributes and records sales of CellCept, a drug currently approved in the United States, European Union, Canada and other countries for the prevention of organ transplant rejection.

Based on our analysis of existing clinical trial and scientific data, we believe that CellCept also has the potential to be effective in treating a variety of autoimmune diseases. Our largest clinical program is for lupus nephritis. The Lupus Foundation of America estimates that between 500,000 and 1.5 million Americans have lupus. This wide range demonstrates the challenge that exists when trying to determine the true prevalence of these underserved diseases such as lupus. Our analysis of various sources of data including patient diagnoses through International Classification of Disease codes, estimates 600,000 diagnosed lupus patients currently within the U.S. healthcare system. Clinicians estimate that one third to one half of lupus patients have lupus nephritis. We believe that 200,000 of these U.S. based lupus nephritis patients could potentially benefit from CellCept therapy.

Our clinical development for CellCept focuses on three specific autoimmune indications: lupus nephritis, myasthenia gravis and pemphigus vulgaris. If we and Roche obtain regulatory approval for the use of CellCept in any of these indications, we will also be responsible for the promotion of CellCept for the approved autoimmune indications.

In February 2005, we filed an Investigational New Drug application, or IND, and a request for a special protocol assessment, or SPA, with the U.S. Food and Drug Administration, or FDA, for the use of CellCept to treat lupus nephritis. The FDA provided comments on the protocol and, as there were no safety concerns raised, our IND status became active in March 2005. We delayed dosing our first patient until FDA comments on the SPA had been addressed. The amended trial protocol was evaluated by the FDA and we have reached agreement with the FDA on the protocol. The first patient was dosed in July 2005. We expect the six-month induction phase of the study for all patients to be completed in late 2006, and we may submit, in or around the second quarter of 2007, a supplemental IND and type II variation for the use of CellCept in the induction therapy of lupus nephritis. Moreover, in July 2005, we and Roche filed with the FDA a request for orphan drug designation for CellCept in lupus nephritis and we expect to receive the results of this submission in October 2005.

Our phase III clinical trial for myasthenia gravis is ongoing and is expected to be completed in late 2006. Our phase III clinical trial for pemphigus vulgaris is active and ongoing with completion expected in 2007. During the second quarter of 2005, we concluded discussions with the FDA on the development plan for pemphigus vulgaris and filed an IND. The IND status became active on June 25, 2005. The FDA discussions resulted in the addition of a third dosing arm to the ongoing trial and resulted in an increase in the number of patients required in the trial from 64 to 72. Also, during the last half of 2005, we anticipate requesting from the FDA orphan drug designation for CellCept in both myasthenia gravis and pemphigus vulgaris.

Revenues
Pursuant to our collaboration agreement with Roche, commencing April 1, 2005, we became entitled to a royalty based on an equal sharing of incremental net sales of CellCept in non-transplant indications above a negotiated baseline, less a distribution fee, payable on a quarterly basis. This baseline was originally set in July 2003 at 134 million Swiss Francs, or CHF, and is subject to an annual price index adjustment. In July 2005, Roche and Aspreva agreed that the baseline for 2005 would be CHF 123 million, after taking into account the price index adjustment and, for the time being, excluding Japan as a licensed territory under the agreement.

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

A majority of our expenditures to date have been related to the clinical development of CellCept for autoimmune indications. From inception to June 30, 2005, we have incurred total research and development expenses of $22.1 million. Of this amount, approximately 80% was spent on clinical activities required to advance the development of CellCept. The remaining amounts were expended primarily on employee and consulting costs, supplies, materials and infrastructure related to our business development efforts to identify other drug opportunities.

We currently have rights to one clinical product, CellCept, and are focused on the use of CellCept to treat three specific autoimmune indications: lupus nephritis, myasthenia gravis and pemphigus vulgaris. Under the terms of our agreement with Roche, we are obligated to use our best efforts until July 18, 2006, to raise adequate capital to finance our first three clinical trial programs in autoimmune indications. We believe that our available cash and marketable securities as of June 30, 2005 will fulfill our obligation. The following table shows the historical allocation of research and development expenses for our current CellCept projects ($000s):

	Annual total	Annual total	Six months ended	Project total to
	2003	2004	June 30, 2005	June 30, 2005
Lupus nephritis	$81	$4,902	$3,334	$8,317
Myasthenia gravis	464	2,196	2,357	5,017
Pemphigus vulgaris	386	1,314	623	2,323
	$931	$8,412	$6,314	$15,657

As of June 30, 2005, we expect to incur further research and development expenses of approximately $69 million to complete our current CellCept projects, as follows:

•	approximately $47.7 million to complete our planned Phase III clinical trial for the use of CellCept in the induction and maintenance treatment of lupus nephritis;
•	approximately $9.6 million to complete our Phase III clinical trial for the use of CellCept to treat myasthenia gravis; and
•	approximately $11.4 million to complete our Phase III clinical trial for the use of CellCept to treat pemphigus vulgaris.

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

Marketing, General and Administrative Expenses
Marketing, general and administrative expenses consist primarily of costs and salaries associated with building our commercial infrastructure, costs of general corporate activities, and salaries and other related costs for personnel in executive, finance, accounting, corporate compliance and operational functions.

We expect our marketing infrastructure expenses to continue to increase as we build out our U.S. and European operations. Our marketing program costs will increase significantly immediately prior to and after obtaining regulatory approvals. We expect the growth in our general and administrative expenses to keep pace with overall company activity as we continue to build our operations to support our business, incur the additional costs of being a publicly traded company, and support our agreement with Roche and additional collaborations.

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

Revenue Recognition

Pursuant to our collaboration agreement with Roche, commencing April 1, 2005, we became entitled to a royalty based on an equal sharing of incremental net sales of CellCept in non-transplant indications above a negotiated baseline, less a distribution fee, payable on a quarterly basis. The baseline was originally set in July 2003 at CHF 134 million and is subject to an annual price index adjustment. In July 2005, Roche and Aspreva agreed that the baseline for 2005 would be CHF 123 million, after taking into account the price index adjustment and, for the time being, excluding Japan as a licensed territory under the agreement. We follow the revenue recognition criteria outlined in Staff Accounting Bulletin No. 104, Revenue Recognition. To summarize key requirements outlined in Staff Accounting Bulletin No. 104 relating specifically to CellCept:

•	royalties are based upon Roche’s ex-factory sales;
•	pricing of the transaction is agreed within the contract based upon Roche’s underlying ex-factory sales price; and
•	collectibility is reasonably assured and contractual arrangement has been agreed and executed with Roche

Any future non-CellCept royalty revenue will be recognized based on the terms of the specific collaboration agreements.

Roche and Aspreva have developed a proprietary sales tracking methodology to audit net sales of CellCept and determine the portion attributable to sales from use in non-transplant indications. The results of this audit lag actual net sales by approximately six months. Roche and Aspreva use actual total CellCept sales results and estimates of the quarterly split between net sales attributed to transplant and non-transplant indications to calculate the royalty payment payable to us at the end of each quarter. We record a portion of this royalty payment as revenue within quarterly financial results, with the balance recorded as unearned royalty advance and subject to a subsequent reconciliation.

Once the six month lag period has passed, and audited results can be obtained, Aspreva and Roche will employ a mechanism to reconcile audited amounts against the royalty previously paid to us. This reconciliation process will be undertaken quarterly, based on the most recent available audit information. This reconciliation mechanism, however, will limit reconciliation payments to either Roche or Aspreva by an amount of CHF 4.0 million per quarter. If the results of the reconciliation indicate that the CHF 4.0 million collar has been exceeded in favor of the same party for two consecutive quarters, we and Roche have agreed upon a mechanism to review the sales tracking methodology and/or our methodology for estimating royalty payments and introduce appropriate changes. The value of this collar may be changed at any time by the joint committee formed under our agreement with Roche, on which we have equal representation, and will be a prospective change.

We will record all but CHF 4.0 million of the royalty payment as revenue within quarterly financial results. In subsequent quarters, consistent with the timing of the reconciliation described above, the remaining CHF 4.0 million of the royalty payment, as well as any additional payments to us or from us to Roche as a result of such reconciliation will be recorded in the period the reconciliation is completed. Thus, at any period end we will carry a maximum of CHF 4.0 million for each quarter that has not then been reconciled, characterized as unearned royalty advance on the balance sheet. Roche and Aspreva have agreed to settle any royalty payment and reconciliation amount in cash, and we expect to settle such amounts within 45 days of each quarter end.

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

The estimated fair value of our options as calculated by the Black-Scholes option pricing model is amortized over the vesting period, which is generally two to four years. In estimating the value of our options in the second quarter of 2005, management reviewed competitive benchmarks and revised the expected stock price volatility from 150% to 70%, and the expected option life from 8 years to 5 years. We believe that the revised assumptions better account for the variables that exist in the financial and industry environment in which we now operate, and reflect the experience of public companies that best resemble our company in terms of workforce and industry characteristics.

Changes in the inputs and assumptions can materially affect the measure of the estimated fair value of our employee stock options. Also, the accounting estimate of stock-based compensation expense is reasonably likely to change from period to period as further stock options are granted and adjustments are made for stock option forfeitures and cancellations. In accordance with SFAS 123, we do not record any deferred stock-based compensation on our balance sheet for our stock options.

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

On March 5, 2004, warrants to purchase 230,360 common shares were issued in conjunction with the issuance of convertible redeemable preferred shares. The $809,000 fair value of the warrants was determined using the Black-Scholes option pricing model and was included in interest and other expense.

Included within the statements of operations are the following charges for stock-based compensation ($000s):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Research and development expense	$567	$108	$1,154	$196
Marketing, general and administrative expense	1,030	324	2,030	587
Interest and other expense	-	-	-	809
Total stock-based compensation	$1,597	$432	$3,184	$1,592

Clinical Trial Accounting

We record expenses for clinical research organizations, investigators and other vendors based upon the estimated amount of work completed on each trial. These estimates may or may not match the actual services performed by the organizations as determined by patient enrollment levels and related activities. We monitor patient enrollment levels and related activities to the extent possible through internal reviews, correspondence and discussions with contract research organizations and review of contractual terms. However, if we have incomplete or inaccurate information, we may underestimate activity levels associated with various trials at a given point in time. In this event, we could record significant research and development expenses in future periods when the actual activity level becomes known. All such costs are charged to research and development expenses as incurred. To date, we have not experienced material changes in these estimates.

Provision for Income Taxes

We have established a wholly-owned subsidiary, Aspreva Pharmaceuticals SA, a Swiss company, which is the principal party to our agreement with Roche. We have obtained a tax ruling from the Swiss tax authorities pursuant to which, certain income attributable to the exploitation of the CellCept rights we acquired from Roche and certain income attributable to the exploitation of rights we may acquire in the future from other third parties, will be subject to a reduced tax rate in Switzerland. We believe that dividends paid by our Swiss subsidiary to us will be subject to a five percent Swiss withholding tax and will not be subject to Canadian income taxes. To date, no dividends have been paid.

As at December 31, 2004, we had scientific research and experimental development expenditures (SRED) in the amount of $586,000 which have no expiry date, available to reduce future Canadian taxable income. We also have approximately $22,002,000 of losses carried forward available to reduce taxable income for future years of which approximately $2,753,000 is available in Canada and approximately $19,249,000 is available in Switzerland. A valuation allowance has been provided to offset these deferred tax assets because the realization of the benefit does not yet meet the more likely than not criteria.

For the three month period ended June 30, 2005, we have utilized a portion of the losses carried forward to offset income taxes otherwise payable.

RESULTS OF OPERATIONS

Presented below is a comparison of our results of operations for the three and six-month periods ended June 30, 2005 and 2004.

Three month period ended June 30, 2005 compared to three month period ended June 30, 2004

Royalty Revenues

In accordance with the terms of our agreement with Hoffman - La Roche Inc. and F. Hoffman - La Roche Ltd., collectively Roche, commencing April 1, 2005, we became entitled to a royalty based on an equal sharing of incremental net sales of CellCept in non-transplant indications above a negotiated baseline, less a distribution fee, payable on a quarterly basis. This baseline was originally set in July 2003 at CHF 134 million and is subject to an annual price index adjustment. In July 2005, Roche and Aspreva agreed that the baseline for 2005 would be CHF 123 million, after taking into account the price index adjustment and, for the time being, excluding Japan as a licensed territory under the agreement.

Under this agreement with Roche, we calculate and record the royalty payment due to us at the end of each quarter. We recognize a portion of this royalty payment as revenue within our quarterly financial results, and record CHF 4.0 million of the royalty payment due to us as unearned royalty advance on our consolidated balance sheets. This amount is subject to a subsequent reconciliation between Roche and Aspreva at which time the remaining CHF 4.0 million of the royalty payment, as well as any additional payments to us or from us resulting from the reconciliations, will be recorded in the period the reconciliation is completed. No reconciliations have been completed to date.

We and Roche have calculated the royalty payment due to us as $17.8 million (CHF 22.8 million) for the three month period ended June 30, 2005. We have recognized $14.7 million of the royalty payment as revenue in the three month period ended June 30, 2005 and have recognized $3.1 million (CHF 4.0 million) as an unearned royalty advance until subsequent reconciliation between the parties. The entire royalty payment due to us is recorded in our accounts receivable as of June 30, 2005 and payable to us within 45 days of quarter end. We and Roche have agreed to settle any reconciliation amounts in cash.

Prior to April 1, 2005, we had not generated any royalty revenue.

Research and Development Expenses

Research and development expenses were $7.2 million for the three month period ended June 30, 2005, compared to $1.3 million for the three month period ended June 30, 2004. The increase of $5.9 million was due to an increase in project expenses of $4.1 million relating to initiating our lupus nephritis Phase III clinical program, our ongoing Phase III clinical trial for the use of CellCept in pemphigus vulgaris, and our ongoing Phase III clinical trial for the use of CellCept in myasthenia gravis as well as an increase of $705,000 in salary and related expenses for the addition of personnel to support development of CellCept for autoimmune indications.

The number of employees engaged in research and development increased from eight at June 30, 2004 to 27 at June 30, 2005.

Marketing, General and Administrative Expenses

Marketing, general and administrative expenses were $7.0 million for the three month period ended June 30, 2005, compared to $3.3 million for the three month period ended June 30, 2004. The increase of $3.7 million was due to $2.0 million in higher salary and related expenses, including stock-based compensation expenses, as we increased the number of employees undertaking marketing, general and administrative activities, a $1.4 million increase in expenses related to market research and reimbursement studies, and unrestricted grants for medical education programs. Also increasing our marketing, general and administrative expenses were costs associated with being a publicly-traded company, including the costs associated with directors & officers insurance premiums and higher professional fees.

The number of our employees engaged in marketing, general and administrative activities increased from 18 at June 30, 2004 to 50 at June 30, 2005.

Interest and Other Income

Interest and other income was $711,000 for the three month period ended June 30, 2005, compared to $183,000 for the three month period ended June 30, 2004. The increase of $528,000 was primarily due to significantly higher investment balances resulting from our initial public offering.

Interest and Other Expense

Interest and other expense was $54,000 for the three month period ended June 30, 2005, compared to nil for the three month period ended June 30, 2004. The increase was the interest component of equipment leases entered into during late 2004 and early 2005.

Cash Flows

Operating activities

Net cash used in operating activities was $10.1 million for the three month period ended June 30, 2005, compared to $3.8 million for the three month period ended June 30, 2004. The increase of $6.3 million was due to a significant increase in our accounts receivable for the initial royalty payment due to us from Roche. The increase in accounts receivable is partially offset by an increase in accrued liabilities and non-cash charges.

Investing activities

Net cash from investing activities was $11.5 million for the three month period ended June 30, 2005, while net cash used in investing activities was $41.4 million for the three month period ended June 30, 2004. Purchases of investments in marketable securities during the three month period ended June 30, 2005 were $78.0 million, and were more than offset by proceeds from sales of short-term investments in marketable securities of $89.7 million. The net cash flow was used to fund operations within the quarter. During the comparative period in 2004, cash used in investing activities resulted primarily from the investment of proceeds from the issuance of Series A preferred shares in March 2004.

Financing activities

Net cash used in financing activities, all for the repayment of asset lease obligations, was $105,000 for the three month period ended June 30, 2005, compared to $0 for the three month period ended June 30, 2004.

Six month period ended June 30, 2005 compared to six month period ended June 30, 2004

Research and Development Expenses

Research and development expenses were $11.2 million for the six month period ended June 30, 2005, compared to $2.1 million for the six month period ended June 30, 2004. The increase of $9.1 million was due to an increase in project expenses of $6.0 million relating to initiating our lupus nephritis Phase III clinical program, our ongoing Phase III clinical trial for the use of CellCept in pemphigus vulgaris, and our ongoing Phase III clinical trial for the use of CellCept in myasthenia gravis and an increase of $1.1 million in salary and related expenses for the addition of personnel to support development of CellCept for autoimmune indications.

Marketing, General and Administrative Expenses

Marketing, general and administrative expenses were $12.4 million for the six month period ended June 30, 2005, compared to $3.7 million for the six month period ended June 30, 2004. The increase of $8.7 million was due to an increase of $4.4 million in salary and related expenses, including stock-based compensation expenses, as we increased the number of employees undertaking marketing, general and administrative activities, a $2.4 million increase in expenses related to market research and reimbursement studies, and unrestricted grants for medical education programs.

Also impacting our marketing, general and administrative expenses were costs associated with being a publicly-traded company, including the costs associated with directors & officers insurance premiums and higher professional fees.

Interest and Other Income

Interest and other income was $1.2 million for the six month period ended June 30, 2005, compared to $194,000 for the six month period ended June 30, 2004. The increase of $969,000 was primarily due to significantly higher investment balances resulting from our initial public offering.

Interest and Other Expense

Interest and other expense was $94,000 for the six month period ended June 30, 2005, compared to $810,000 for the six month period ended June 30, 2004. The decrease of $716,000 was due to the one-time finance charge of $809,000 recorded in the first quarter of 2004 for the issuance of warrants in conjunction with the issuance of preferred shares, partially offset by the interest component of equipment leases entered into during the fourth quarter of 2004 and the first quarter of 2005.

Cash Flows

Operating activities

Net cash used in operating activities was $21.1 million for the six month period ended June 30, 2005, compared to $4.4 million for the six month period ended June 30, 2004. The increase of $16.7 million was primarily due to a significant increase in accounts receivable related to our royalty payment due from Roche and a pay-down of accounts payable partially offset by an increase in accrued liabilities, the receipt of investment tax credits and non-cash charges.

Investing activities

Net cash used in investing activities was $64.3 million for the six month period ended June 30, 2005, compared to $40.1 million for the six month period ended June 30, 2004. Purchases of investments in marketable securities during the six month period ended June 30, 2005 were $489.9 million, resulting mainly from the investment and reinvestment of net proceeds from our initial public offering. These were partially offset by proceeds from sales of short-term investments in marketable securities of $425.7 million.

Financing activities

Net cash provided by financing activities was $84.2 million for the six month period ended June 30, 2005, reflecting proceeds from our initial public offering, and $49.3 million for the six month period ended June 30, 2004, reflecting proceeds from the issuance of preferred shares in March 2004.

Liquidity and Capital Resources

Sources of Liquidity

We commenced operations in December 2001 and incurred substantial losses from inception through March 31, 2005. On March 4, 2005, we completed our initial public offering of 8,280,000 common shares which raised net proceeds of $82.3 million, after deducting underwriter discounts, commission and other offering expenses. Since our inception, we have financed our operations primarily through the issuance of equity and debt securities. As of June 30, 2005, we had an accumulated deficit of $33.0 million. However, in accordance with the terms of our agreement with Roche, commencing April 1, 2005, we became entitled to a royalty based on an equal sharing of incremental net sales of CellCept in non-transplant indications above a negotiated baseline, less a distribution fee, payable on a quarterly basis. This baseline was originally set in July 2003 at CHF 134 million and is subject to an annual price index adjustment. In July 2005, Roche and Aspreva agreed that the baseline for 2005 would be CHF 123 million, after taking into account the price index adjustment and, for the time being, excluding Japan as a licensed territory under the agreement.

As of June 30, 2005, we had $100.5 million in cash and marketable securities.

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

Contractual Obligations and Commitments

As of June 30, 2005, there was no material change in capital lease or operating lease obligations or any other long-term liabilities reflected on our consolidated balance sheets as compared to such obligations and liabilities at December 31, 2004, except that we entered into a new facility operating lease for premises in New Jersey, USA that will be used to accommodate our U.S. regional office. The lease term is 5 years and our financial obligation is $222,000 per year beginning in the third quarter of 2005.

Credit Facilities

In April 2004, we entered into various agreements with a Canadian chartered bank providing for revolving demand facilities and a lease line in the aggregate amount of $2.5 million. As of June 30, 2005, we had $1.1 million of outstanding indebtedness under our credit facilities, and had issued a letter of guarantee for $372,000. The Canadian chartered bank may cancel or restrict the availability of any unutilized portion of our facilities at any time and from time to time without notice. Our credit facilities are secured by a security agreement constituting a first ranking security interest in all our personal property. In addition, minimum deposit levels of $7.9 million are held with a Canadian chartered bank to secure our credit facilities.

Off-Balance Sheet Arrangements

Since inception we have not engaged in material off-balance sheet activities, including the use of structured finance, special purpose entities or variable interest entities.

Recent Accounting Pronouncements

For a description of the recent accounting pronouncement, please see Note 12 to our Notes to Consolidated Financial Statements.

Related Party Transactions

For a description of our related party transactions during the three and six month periods ended June 30, 2005, please see Note 10 to our Notes to Consolidated Financial Statements.

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

All amounts paid by Roche to us will be in Swiss Francs. In addition, we currently conduct some operations and incur a portion of our expenses in Canadian dollars and pounds sterling. CellCept’s net sales are denominated in multiple currencies and will be converted to Swiss Francs by Roche for the purpose of calculating amounts to be paid to us. To the extent the Swiss Franc increases in value relative to these other currencies, the total aggregate value of CellCept’s net sales will decrease and the amount, if any, that we are entitled to may be reduced. Although we expect to implement currency hedging techniques to mitigate the impact of currency fluctuations on our financial results, these techniques do not eliminate the effects of currency fluctuations with respect to anticipated revenues or cash flows, and, as they are short term in nature, do not protect us from prolonged periods of currency fluctuations. As of June 30, 2005, we had not entered into any hedging transactions. However we entered into our initial hedging transactions in July 2005.

Business Risks

We have a limited operating history, have incurred losses since our inception, we may not sustain our profitability, our future operating results are uncertain, and we anticipate that substantially all of our revenue for the forseeable future will be from royalties based on sales of CellCept.

We were incorporated in 2001 and have a limited operating history. Since our inception through June 30, 2005, we have incurred cumulative losses from operations of $33.0 million. Our losses to date have resulted primarily from general and administrative costs relating to our operations and costs related to the clinical development of CellCept for autoimmune indications.

In accordance with the terms of our agreement with Roche, commencing April 1, 2005, we became entitled to a royalty based on an equal sharing of incremental net sales of CellCept in non-transplant indications above a negotiated baseline, less a distribution fee, payable on a quarterly basis. This baseline was originally set in July 2003 at CHF 134 million and is subject to an annual price index adjustment. In July 2005, Roche and Aspreva agreed that the baseline for 2005 would be CHF 123 million, after taking into account the price index adjustment and, for the time being, excluding Japan as a licensed territory under the agreement. For this quarter, royalty revenue recognized was $14.7 million and we recorded our first profitable quarter. Although we were profitable for the three months period ended June 30, 2005, future operating results and profitability are not certain and we may not sustain our profitability.

Our operating results may fluctuate from period to period for a number of reasons. In budgeting our operating expenses, some of which are fixed in the short term, we assume that revenues will continue to grow. Even a relatively small revenue shortfall or a small increase in operating expenses may cause our results to be below expectations. A revenue shortfall or increase in operating expenses could arise from any number of factors including:

•	lower than expected revenues on commercial sales of CellCept;
•	higher than expected operating expenses as we further develop CellCept for autoimmune indications, seek additional collaborations and operate as a public company;
•	higher than expected levels of marketing expenses and the expenses of launching CellCept and any future products for our targeted indications; and
•	fluctuations in currency exchange rates.

We anticipate that substantially all of our revenue for the foreseeable future will be from royalties based on sales of CellCept pursuant to our agreement with Roche. Our revenue is dependent on Roche and our mutual ability to track product sales arising from the use of CellCept by transplant patients. The methodology for accurately tracking sales of CellCept that has been agreed to may be a source of dispute with Roche, which may negatively affect our revenue and our relationship.

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

Our agreement with Roche requires us to use commercially reasonable efforts to conduct three clinical trial programs for CellCept in autoimmune indications pursuant to an agreed upon development plan. In addition, until July 18, 2006, we are obligated to use our best efforts to raise adequate capital to finance our first three clinical trial programs in autoimmune indications pursuant to that development plan. As of June 30, 2005, we expect to incur aggregate additional expenses of approximately $69 million to complete our first three clinical trial programs. We believe that our available cash and marketable securities will fulfill this obligation to use our best efforts. Roche may disagree that we have met our obligations. Roche may allege that we are in breach of a material obligation under our agreement and seek to litigate the allegation. If Roche is successful in such litigation, Roche may either be awarded damages based upon such breach or the agreement might be terminated. After 2011, either party may terminate the agreement if there is a lack of non-transplant sales over the baseline for a prolonged period. In addition, if CellCept is withdrawn from or recalled in any given country, either party may terminate the agreement with respect to that country. If the agreement is terminated in its entirety or in a given country we may be forced to limit or cease our operations.

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

In the second quarter of 2005, we increased our number of employees by 11 and, as of June 30, 2005, we had 77 employees. In order to continue the development and potential commercialization of CellCept for autoimmune indications and enter into new collaborations we will need to expand our clinical development, regulatory, marketing and sales promotion capabilities. We currently have operations in Canada, the United States, the United Kingdom, Switzerland, France, Spain, and Italy. Our ability to manage our global operations and expected growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to make such improvements in an efficient or timely manner and may discover deficiencies in existing systems and controls. Our ability to develop and commercialize products for new indications and compete effectively, and our future financial performance will depend, in part, on our ability to manage any future growth effectively.

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

Our operations are in many instances conducted in currencies other than the U.S. dollar and fluctuations in the value of currencies relative to the U.S. dollar could cause us to incur currency exchange losses. All amounts paid by Roche to us will be in Swiss Francs. In addition, we currently conduct some operations and incur a portion of our expenses in Canadian dollars and pounds sterling. Although we have implemented currency hedging techniques subsequent to June 30, 2005 to mitigate the impact of currency fluctuations on our financial results, these techniques do not eliminate the effects of currency fluctuations with respect to anticipated revenues or cash flows, and, as they are short term in nature, do not protect us from prolonged periods of currency fluctuations.

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

•	uncertain dosing issues;
•	inability to monitor patients adequately during and after treatment;
•	inability or unwillingness of contract laboratories to follow good laboratory practices;
•	inability or unwillingness of clinical investigators to follow our clinical protocols or good clinical practices generally; and
•	inability or unwillingness of other third parties to perform data collection and analysis in a timely or accurate manner

Delays or failures in obtaining regulatory approvals may:

•	delay or prevent the commercialization of any product that we develop for new indications;
•	diminish any competitive advantages;
•	reduce or eliminate revenue from the sale of CellCept and any future products; and
•	adversely affect our ability to attract new collaborators.

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

In the United States and elsewhere, our product revenues will depend principally upon the reimbursement rates established by third-party payors, including government health administration authorities, managed-care providers, public health insurers, private health insurers and other organizations. These third-party payors are increasingly challenging the price, and examining the cost effectiveness, of medical products and services. In addition, significant uncertainty exists as to the reimbursement status, if any, of newly approved drugs, pharmaceutical products or product indications. We may need to conduct post-marketing clinical trials in order to demonstrate the cost-effectiveness of products. Such studies may require us to commit a significant amount of management time and financial and other resources. CellCept is included in various drug compendia as a commercially approved drug in connection with the prevention of organ rejection and certain third party payors provide reimbursement for this use of CellCept because of such inclusion. However, CellCept or other future products may not be reimbursed or covered by any of these third-party payors for our targeted indications.

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

If we or our collaborators are unable to adequately protect or enforce our intellectual property, our competitive position could be impaired.

Our commercial success depends in part on our ability to:

•	obtain patents or rights to patents and maintain their validity;
•	protect our trade secrets; and
•	effectively enforce our proprietary rights or patents against infringers

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

Of the remaining 25,748,378 shares outstanding upon the closing of our initial public offering, in the U.S. public market approximately 25,722,698 shares may be sold pursuant to Rule 144, 144(k) and 701, and in Canada approximately all of such shares may be sold pursuant to the securities laws of the provinces of Canada, in all cases upon the expiration of the lock-up agreements on August 30, 2005 which in certain circumstances may be extended as late as October 3, 2005.

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

As of June 30, 2005, our directors, executive officers and principal stockholders, together with their affiliates, beneficially owned approximately 66% of our outstanding common shares, including shares subject to outstanding stock options and warrants. These stockholders, acting together, will exercise significant influence over all matters requiring stockholder approval, including the election of directors and any amendment of our notice of articles or articles. This concentration of ownership could also have the effect of delaying or preventing a change in our control.

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

For U.S. federal income taxation purposes, we will be a passive foreign investment company, or PFIC, if in any taxable year either: (a) 75% or more of our gross income consists of passive income; or (b) 50% or more of the value of our assets is attributable to assets that produce, or are held for the production of, passive income. If we meet either test, our shares held by a U.S. person in that year will be PFIC shares for that year and all subsequent years in which they are held by that person. Because in the past our gross income consisted mostly of interest, we have been a PFIC in prior taxable years. We may also be a PFIC in future taxable years. Gain realized by a U.S. investor from the sale of PFIC shares is taxed as ordinary income, as opposed to capital gain, and subject to an interest charge unless the U.S. person has timely made a certain tax election.

The PFIC rules are extremely complex. A U.S. person is encouraged to consult his or her U.S. tax advisor before making an investment in our shares.

As a foreign private issuer, we are subject to different U.S. securities laws and rules than a domestic U.S. issuer, which may limit the information publicly available to our stockholders.

As a foreign private issuer we are not required to comply with all the periodic disclosure requirements of the Securities Exchange Act of 1934 and therefore there may be less publicly available information about Aspreva than if we were a U.S. domestic issuer. In addition, our officers, directors, and principal stockholders are exempt from the reporting and "short-swing" profit recovery provisions of Section 16 of the Securities Exchange Act of 1934 and the rules thereunder. However, under Canadian provincial securities laws, our officers, directors and principal stockholders are required to file reports in electronic format through the System for Electronic Disclosure by Insiders, or SEDI, disclosing changes in beneficial ownership of, or control or direction over, our common shares and other securities. Our stockholders can access such reports at www.sedi.ca.

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

We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2005. Based upon their evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were reasonably effective in ensuring that information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-Q.

Changes in internal controls

There were no changes in our internal controls over financial reporting during the three month period ended June 30, 2005 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Our initial public offering of common shares commenced on March 4, 2005 and was completed after all of the shares of common stock that were registered were sold. The managing underwriters in our initial public offering were Merrill Lynch, Pierce, Fenner & Smith Incorporated, Banc of America Securities LLC, Pacific Growth Equities, LLC and BMO Nesbitt Burns Inc. The aggregate offering price of the 8,280,000 shares registered and sold was $91.7 million. Of this amount, $6.4 million was paid in underwriting discounts and commissions, and an additional $3.0 million of expenses was incurred, of which approximately $1.3 million was incurred during the year ended December 31, 2004 and $1.7 million was incurred during the six months ended June 30, 2005. Expenses of $1.1 million were incurred with Farris, Vaughan, Wills & Murphy LLP, Vancouver, British Columbia. R. Hector MacKay-Dunn, Q.C., a member of our board of directors and our Corporate Secretary is a senior partner of Farris, Vaughan, Wills & Murphy LLP. No other expenses were incurred, directly or indirectly, to directors, officers or persons owning 10% or more of our common stock, or to our affiliates.

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

As of June 30, 2005, we had applied the aggregate net proceeds of $82.3 million from our initial public offering as follows:

Working capital:	$16.4 million
Temporary investments:	$65.9 million

Recent Sales of Unregistered Securities

From April 1, 2005 through June 30, 2005, pursuant to our 2002 Incentive Stock Option Plan, we granted stock options with a ten year term to employees to purchase an aggregate of 140,300 common shares, at an exercise price of $13.90 ($Cdn 17.20). None of the employees who were granted options are residents of the United States.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION

None.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASPREVA PHARMACEUTICALS CORPORATION
August 9, 2005	/s/ Bruce G. Cousins
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