Form 10-Q
period 2005-09-30
Aspreva Pharmaceuticals CORP
filed 2005-11-02
CIK 1314026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2005

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

Yes ☐    No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐    No ☒

The number of shares of the registrant’s Common Stock, no par value, outstanding as of October 31, 2005 was 34,147,793 shares.

ASPREVA PHARMACEUTICALS CORPORATION
FORM 10-Q
For the Quarterly Period Ended September 30, 2005

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

ASPREVA PHARMACEUTICALS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands of U.S. dollars)
(unaudited)

	September 30,	December 31,
	2005	2004
ASSETS
Current assets
Cash	$1,612	$3,507
Marketable securities	105,055	32,330
Accounts receivable (note 2)	20,790	277
Investment tax credits receivable	-	261
Prepaid expenses	2,553	2,803
Total current assets	130,010	39,178

Property and equipment, net of accumulated depreciation of $671 (2004 - $273)	2,358	1,763
Deferred share issue costs	-	1,297
Deposits	715	434
TOTAL ASSETS	$133,083	$42,672

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Bank indebtedness	$-	$231
Accounts payable	1,088	3,199
Accrued liabilities	8,118	5,402
Unearned royalty advance (note 2)	6,206	-
Capital lease obligations, current portion	484	341
Deferred lease inducement, current portion	56	56
Total current liabilities	15,952	9,229
Capital lease obligations	483	568
Deferred lease inducement	201	224
Total liabilities	16,636	10,021

Contractual obligations, commitments and contingencies (notes 6 and 12)

Convertible redeemable preferred shares
Authorized: unlimited
Issued and outstanding (Series A)	-	49,341
September 30, 2005 - 0
December 31, 2004 - 12,677,192
Shareholders’ equity (deficiency) (note 5)
Common shares
Authorized: unlimited
Issued and outstanding	137,422	5,232
September 30, 2005 - 34,137,000
December 31, 2004 - 13,071,186
Additional paid-in capital	8,189	3,311
Deficit	(29,806)	(25,198)
Accumulated other comprehensive income (loss)	642	(35)
Total shareholders’ equity (deficiency)	116,447	(16,690)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$133,083	$42,672

See accompanying notes to consolidated financial statements.

ASPREVA PHARMACEUTICALS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands of U.S. dollars, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Royalty revenue (notes 2 and 10)	$16,779	$-	$31,450	$-
Expenses
Research and development	8,018	4,332	19,215	6,415
Marketing, general and administrative	6,660	1,597	19,036	5,316
Total expenses	14,678	5,929	38,251	11,731

Operating income (loss)	2,101	(5,929)	(6,801)	(11,731)

Other income (expense)
Interest and other income	1,552	154	2,714	348
Interest and other expense	(427)	(39)	(521)	(849)
Total other income (expense)	1,125	115	2,193	(501)
Net income (loss) for the period	$3,226	$(5,814)	$(4,608)	$(12,232)
Net Income (loss) per common share (note 4)
Basic	$0.09	$(0.45)	$(0.16)	$(0.96)
Diluted	0.09	(0.45)	(0.16)	(0.96)
Pro forma basic	0.09	(0.23)	(0.14)	(0.55)
Pro forma diluted	0.09	(0.23)	(0.14)	(0.55)

See accompanying notes to consolidated financial statements.

ASPREVA PHARMACEUTICALS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of U.S. dollars)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Cash Flows used in Operating Activities
Net income (loss) for the period	$3,226	$(5,814)	$(4,608)	$(12,232)
Add non-cash items:
Depreciation and amortization	154	74	374	143
Stock-based compensation	1,928	383	5,112	1,975
Net change in non-cash working capital items related to operations:
Accounts receivable	628	362	(14,307)	(353)
Investment tax credits receivable	-	-	261	-
Prepaid expenses	(902)	(4)	250	(149)
Deposits	(284)	(98)	(284)	13
Accounts payable	(609)	(608)	(2,936)	220
Accrued liabilities	2,208	2,033	2,716	2,239
Accrued interest on convertible promissory notes	-	-	-	49
Net cash flows from (used in) operating activities	6,349	(3,672)	(13,422)	(8,095)
Cash Flows from (used in) Investing Activities
Purchases of marketable securities	(165,766)	-	(655,665)	(44,879)
Redemptions of marketable securities	157,907	2,457	583,616	7,677
Purchase of property and equipment	(675)	-	(850)	(437)
Net cash flows from (used in) investing activities	(8,534)	2,457	(72,899)	(37,639)
Cash Flows from (used in) Financing Activities
Issuance of preferred shares	-	-	-	53,000
Issuance of common shares
on initial public offering	-	-	92,051	-
on exercise of stock options and warrants	320	-	-	-
Share issue costs	-	-	(7,314)	(3,743)
Payments on capital lease obligations	(107)	(83)	(314)	(83)
Net cash flows from (used in) financing activities	213	(83)	84,423	49,174

Effect of exchange rate changes on cash	(18)	(5)	3	(35)

Net increase (decrease) in cash	(1,990)	(1,303)	(1,895)	3,405

Cash, beginning of the period	3,602	4,859	3,507	151

Cash, end of the period	$1,612	$3,556	$1,612	$3,556

See note 9 for supplemental cash flow information

See accompanying notes to consolidated financial statements.

ASPREVA PHARMACEUTICALS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Summary of Significant Accounting Policies

Overview and Basis of Presentation
Aspreva Pharmaceuticals Corporation was incorporated on December 20, 2001 under the Canada Business Corporation Act and continued under the Business Corporations Act (British Columbia) on November 19, 2004. Our principal business is to identify, develop and commercialize new indications for approved drugs and drug candidates for patients living with less common diseases.

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

2. Revenue Recognition
In accordance with the terms of our agreement with Hoffmann - La Roche Inc. and F. Hoffmann - La Roche Ltd., collectively Roche, commencing April 1, 2005, we became entitled to a royalty based on an equal sharing of incremental net sales of CellCept in non-transplant indications above a negotiated baseline less a distribution fee, payable on a quarterly basis. This baseline was originally set in July 2003 at 134 million Swiss Francs, or CHF, and is subject to an annual price index adjustment. In July 2005, Roche and Aspreva agreed that the baseline for 2005 would be CHF 123 million, after taking into account the price index adjustment and, for the time being, excluding Japan as a licensed territory under the agreement. We follow the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, or SAB 104, Revenue Recognition, which sets forth criteria that must be met in order to recognize revenue: (i) there is persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectibility is reasonably assured.

Roche and Aspreva have developed a proprietary sales tracking methodology to audit net sales of CellCept and to determine the portion attributable to sales from use in non-transplant indications. The results of this audit lag actual net sales by approximately six months. Roche and Aspreva use actual total CellCept sales results and estimates of the quarterly split between net sales attributed to transplant and non-transplant indications to calculate the royalty payment payable to us at the end of each quarter. We record a portion of this royalty payment as revenue within quarterly financial results, with the balance recorded as unearned royalty advance and subject to a subsequent reconciliation.

Once the six month lag period has passed, and audited results can be obtained, Aspreva and Roche employ a mechanism to reconcile audited amounts against the royalty previously paid to us. This reconciliation process is undertaken quarterly, based on the most recent available audit information. This reconciliation mechanism, however, will limit reconciliation payments to either Roche or Aspreva to a maximum amount of CHF 4.0 million per quarter. If the results of the reconciliation indicate that the CHF 4.0 million collar has been exceeded in favor of the same party for two consecutive quarters, we and Roche have agreed upon a mechanism to review the sales tracking methodology and/or our methodology for estimating royalty payments and introduce appropriate changes. The terms of this collar may be changed prospectively at any time by the joint committee formed under our agreement with Roche, on which we have equal representation.

We record all but CHF 4.0 million of the royalty payment as revenue within quarterly financial results. In subsequent quarters, consistent with the timing of the reconciliation described above, the remaining CHF 4.0 million of the royalty payment, as well as any additional payments to us or from us to Roche as a result of such reconciliation will be recorded in the period the reconciliation is completed. Thus, at any period end we will carry a maximum of CHF 4.0 million for each quarter that has not then been reconciled, classified as unearned royalty advance on the balance sheet.

ASPREVA PHARMACEUTICALS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Roche and Aspreva have agreed to settle any royalty payment and reconciliation amount in cash, and we expect to settle such amounts within 45 days of each quarter end.

Aspreva and Roche have calculated the royalty payment due to Aspreva as $19.9 million (CHF 25.0 million) for the three month period ended September 30, 2005. We have recorded $16.8 million of the royalty payment as revenue in the three month period ended September 30, 2005 and have recognized $3.1 million (CHF 4.0 million) as an unearned royalty advance until subsequent reconciliation between the parties. The entire royalty payment due to us is recorded in our accounts receivable as of September 30, 2005 and is payable to us within 45 days of quarter end.

3. Stock-Based Compensation
We have elected to follow the fair value method of accounting for stock-based awards as prescribed by Statement of Financial Accounting Standards No. 123, or SFAS 123, Accounting for Stock-Based Compensation, as amended by SFAS 148. We measure stock-based awards using the Black-Scholes option pricing model, and amortize the fair value of granted stock options to the consolidated statement of operations over the vesting period of the options.

We estimate the fair value of options granted as at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Expected dividend yield	0%	0%	0%	0%
Expected stock price volatility	70%	150%	78%	150%
Risk-free interest rate	4.0%	4.0%	4.0%	4.0%
Expected option life in years	5.0	8.0	5.3	8.0

Included within the statements of operations are the following charges for stock-based compensation ($000s):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Research and development expense	$660	$96	$1,814	$292
Marketing, general and administrative expense	1,268	287	3,298	874
Interest and other expense	-	-	-	809
Total stock-based compensation	$1,928	$383	$5,112	$1,975

Stock option transactions for the period and the number of stock options outstanding are summarized below:

	Number of	Weighted Average
	Common Shares	Exercise Price
		Exercisable in Canadian dollars
Balance, December 31, 2004	1,884,912	$4.61
Options granted	41,602	6.39
Options forfeited	-	-
Options exercised	-	-
Balance, March 31, 2005	1,926,514	$4.65
Options granted	140,300	17.20
Options forfeited	(25,680)	(5.60)
Options exercised	-	-
Balance, June 30, 2005	2,041,134	$5.64
Options granted	213,997	17.45
Options forfeited	(42,372)	(5.60)
Options exercised	(85,260)	(3.04)
Balance, September 30, 2005	2,127,499	$6.83

ASPREVA PHARMACEUTICALS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The stock options expire at various dates from April 2013 to September 2015. As of September 30, 2005, a total of 1,303,975 common shares are available for future grants. The stock options typically have a ten year contractual life and vest ratably over a period of one to four years from the date of grant.

Stock Purchase Plan Trust
In 2002, we established the 2002 Aspreva Incentive Stock Purchase Plan Trust, or the Trust, for the purpose of distributing common shares to officers, directors, employees and consultants. The fair value of the common shares distributed to the Trust participants is being expensed over the vesting period with a corresponding credit to additional paid-in capital. Stock-based compensation related to the Trust shares amounted to $51,000 and $81,000 for the three month periods ended September 30, 2005 and 2004, respectively, and $153,000 and $223,000 for the nine month periods ended September 30, 2005 and 2004, respectively. As of September 30, 2005, a total of 1,284,000 common shares had been distributed and no shares remained available for distribution under the Trust.

Warrants
In March 2004, we issued warrants entitling the holders to acquire 230,360 common shares at an exercise price of C$4.76 per share. Of these, 23,362 warrants were exercised during the three month period ended September 30, 2005. As of September 30, 2005, we had 206,998 warrants outstanding. These warrants will terminate, if unexercised, in September 2006.

4. Earnings (Loss) per Common Share
We calculate earnings (loss) per common share in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share, which requires the presentation of basic and diluted earnings (loss) per common share.

The denominators for basic and diluted earnings (loss) per common share for the three and nine month periods ended September 30, 2005 and 2004 were calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Weighted average shares outstanding used for basic earnings (loss) per common share	34,040,185	13,031,239	29,196,082	12,757,979
Effect of dilutive stock options	1,327,522	-	-	-
Effect of dilutive warrants	155,695	-	-	-
Weighted average shares outstanding used for diluted earnings (loss) per common share	35,523,402	13,031,239	29,196,082	12,757,979

Diluted loss per common share is equivalent to basic loss per common share for the nine month period ended September 30, 2005, and the three and nine month periods ended September 30, 2004, as the outstanding options, warrants and convertible redeemable preferred shares are anti-dilutive to loss per common share. Due to their anti-dilutive nature, the following potentially issuable shares were omitted from the calculation of diluted loss per common share for these periods:

	As of September 30,
	2005	2004
Stock Options	2,127,499	1,177,428
Warrants	206,998	230,360
Convertible redeemable preferred shares	-	12,677,192

The pro forma basic and diluted earnings (loss) per common share calculations assume the conversion of the convertible redeemable preferred shares into common shares using the as-if converted method as of the date of issuance.

The denominators for pro forma basic earnings (loss) per common share for the three and nine month periods ended September 30, 2005 and 2004 were calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Weighted average shares outstanding used for basic earnings (loss) per common share	34,040,185	13,031,239	29,196,082	12,757,979
Pro forma adjustment to reflect weighted average effect of assumed conversion of 12,677,192 convertible redeemable preferred shares	-	12,677,192	3,007,363	9,669,829
Weighted average shares outstanding used for pro forma basic earnings (loss) per common share	34,040,185	25,708,431	32,203,445	22,427,808

ASPREVA PHARMACEUTICALS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The denominators for pro forma diluted earnings (loss) per common share for the three and nine month periods ended September 30, 2005 and 2004 were calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Weighted average shares outstanding used for diluted earnings (loss) per common share	35,523,402	13,031,239	29,196,082	12,757,979
Pro forma adjustment to reflect weighted average effect of assumed conversion of 12,677,192 convertible redeemable preferred shares	-	12,677,192	3,007,363	9,669,829
Weighted average shares outstanding used for pro forma diluted earnings (loss) per common share	35,523,402	25,708,431	32,203,445	22,427,808

On March 4, 2005, in conjunction with our initial public offering, all of the outstanding Series A preferred shares were automatically converted, on a one-for-one basis, into 12,677,192 common shares. The converted preferred shares were cancelled and are not reissuable.

5. Shareholders’ Equity
On March 4, 2005, we completed our initial public offering of 8,280,000 common shares at a price of $11.00 per share and began trading on the Nasdaq National Market under the trading symbol ASPV and the Toronto Stock Exchange under the trading symbol ASV. Net cash proceeds from the initial public offering were approximately $82.3 million, after deducting underwriter discounts, commissions and other offering expenses. In conjunction with the initial public offering, all outstanding Series A preferred shares were converted into common shares on a one-for-one basis. Shares issued prior to our initial public offering were subject to lock-up agreements that expired on August 30, 2005.

The following table summarizes the activity in our shareholders’ equity from our last fiscal year end at December 31, 2004, including the impact of our initial public offering:

				Accumulated
				Other
			Additional	Comprehensive		Total
	Number of	Common	Paid-In	Income		Shareholders’
	Shares	Shares	Capital	/ (Loss)	Deficit	Equity
	(in thousands of U.S. dollars, except number of shares)
Balance, as of December 31, 2004	13,071,186	$5,232	$3,311	$(35)	$(25,198)	$(16,690)
Shares issued on:
Conversion of preferred shares	12,677,192	49,341	-	-	-	49,341
Net proceeds from initial public offering	8,280,000	82,295	-	-	-	82,295
Stock-based compensation expense	-	-	1,587	-	-	1,587
Unrealized loss on marketable securities	-	-	-	(117)	-	(117)
Net loss for the period	-	-	-	-	(8,985)	(8,985)
Balance, as of March 31, 2005	34,028,378	$136,868	$4,898	$(152)	$(34,183)	$107,431
Stock-based compensation expense	-	-	1,597	-	-	1,597
Unrealized gain on marketable securities	-	-	-	459	-	459
Net income for the period	-	-	-	-	1,151	1,151
Balance, as of June 30, 2005	34,028,378	$136,868	$6,495	$307	$(33,032)	$110,638
Stock-based compensation expense	-	-	1,928	-	-	1,928
Unrealized gain on marketable securities	-	-	-	545	-	545
Reversal of unrealized gains / losses for matured marketable securities	-	-	-	(352)	-	(352)
Unrealized gain on derivative instruments	-	-	-	142	-	142
Exercise of stock options	85,260	386	(163)	-	-	223
Exercise of warrants	23,362	168	(71)	-	-	97
Net income for the period	-	-	-	-	3,226	3,226
Balance, as of September 30, 2005	34,137,000	$137,422	$8,189	$642	$(29,806)	$116,447

Comprehensive income for the three month period ended September 30, 2005 was $3.6 million and comprehensive loss for the three month period ended September 30, 2004 was $5.8 million. Comprehensive loss was $3.9 million and $12.2 million for the nine month periods ended September 30, 2005 and 2004, respectively.

ASPREVA PHARMACEUTICALS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

6. Contractual Obligations and Commitments
In April 2005, we entered into a new facility operating lease for premises in New Jersey, USA to accommodate our U.S. regional office. The lease term is five years and our financial obligation is $222,000 per year beginning in August 2005.

We also have agreements with clinical sites, and contract research organizations, for the conduct of our clinical trials. We make payments to these sites and organizations based upon the number of patients enrolled and the period of follow-up in the trials.

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

7. Derivative Financial Instruments
During the three months ended September 30, 2005, we entered into foreign exchange forward contracts that are designated and qualify as hedge instruments under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). Depending on the nature of the hedge, changes in the fair value of the effective portion of these forward contracts will either be offset against the change in the fair value of the hedged assets, when such forward contracts are accounted for as fair-value hedges, or are recognized in Other Comprehensive Income (OCI) when such forward contracts are a hedge of a forecasted transaction.

Should any changes arise in the effectiveness of a derivative instrument, the ineffective portion will be recognized in earnings (classified in marketing, general and administrative expense) in the current period. Effectiveness for forward hedge contracts is measured by comparing the fair value of the forward contract to the change in the forward value of the anticipated transaction. The fair market value of the hedged exposure is presumed to be the market value of the hedge instrument when critical terms match.

We have significant royalty revenue and purchase transactions denominated in foreign currencies. As a result, we purchase currency forward contracts to reduce or eliminate certain foreign currency exposures that can be identified and quantified. Hedges of royalty revenue receivables amounted to 13.4 million CHF are designated as fair value hedges and hedges of forecasted transactions amounted to CAD$3.8 million at rates ranging from 1.16 to 1.20 and ₤1.7 million at rates ranging from 1.76 to 1.82 are designated as cash flow hedges. These contracts generally expire within 12 months.

During the three months ended September 30, 2005 such hedge instruments were effective. At September 30, 2005 the fair value of our cash flow hedge instruments were recorded in marketable securities amounted to $142,000 and the fair value of our fair value hedge instruments was recorded in accounts receivable amounted to $477,000.

Gains and losses are reclassified from OCI as an adjustment to earnings in the same period that the underlying revenue or purchase transaction is recognized in the Consolidated Statements of Operations. All values reported in OCI at September 30, 2005 will be reclassified to earnings within 12 months.

We do not use derivative financial instruments for speculative or trading purposes, nor do we hold or issue leveraged derivative financial instruments.

8. Income Taxes
As at December 31, 2004, we had scientific research and experimental development expenditures (SRED) in the amount of $586,000 which have no expiry date, available to reduce future Canadian taxable income. We also had approximately $22,002,000 of losses carried forward available to reduce taxable income for future years of which approximately $2,753,000 is available in Canada and approximately $19,249,000 is available in Switzerland. A valuation allowance has been provided to offset these deferred tax assets because the realization of the benefit does not yet meet the more likely than not criteria.

We anticipate generating taxable income in the 2005 fiscal year. The current tax provision on this income will be offset by a future tax recovery resulting from a drawdown of the valuation allowance.

9. Supplemental Cash Flow
Supplemental cash flow information is as follows ($000s):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Equipment acquired under capital leases	$-	$-	$140	$-
Interest paid	13	-	38	1

ASPREVA PHARMACEUTICALS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

10. Collaborative Agreement
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

Pursuant to our collaboration agreement with Roche, commencing April 1, 2005, we became entitled to a royalty based on an equal sharing of incremental net sales of CellCept in non-transplant indications above a negotiated baseline less a distribution fee, payable on a quarterly basis. This baseline was originally set in July 2003 at CHF 134 million, and is subject to an annual price index adjustment. In July 2005, Roche and Aspreva agreed that the baseline for 2005 would be CHF 123 million, after taking into account the price index adjustment and, for the time being, excluding Japan as a licensed territory under the agreement.

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

11. Related Party Transactions
We retain Farris, Vaughan, Wills & Murphy LLP, a law firm where R. Hector MacKay-Dunn, Q.C., is a senior partner. Mr. MacKay-Dunn is a member of our board of directors and acts as our Corporate Secretary. In the three and nine month periods ended September 30, 2005, we incurred legal fees payable to Farris, Vaughan, Wills & Murphy LLP, of $152,000 and $712,000, respectively, all of which has been paid as of September 30, 2005. These fees relate primarily to services undertaken in conjunction with our initial public offering.

12. Contingencies
We may, from time to time, be subject to claims and legal proceedings brought against us in the normal course of business. Such matters are subject to many uncertainties. We believe that adequate provisions have been made in the accounts where required and the ultimate resolution of such contingencies will not have a material adverse effect on our consolidated financial position.

13. Recent Accounting Pronouncement
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

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis by our management of our financial condition and results of operations in conjunction with our audited consolidated financial statements and related notes thereto for the year ended December 31, 2004 included in our registration statement on Form F-1 filed with the United States Securities and Exchange Commission on January 24, 2005, as amended, and our unaudited consolidated financial statements for the nine month period ended September 30, 2005. Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and are presented in U.S. dollars.

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

Collaborative Agreements

We currently have one collaboration and our goal is to secure a second collaboration arrangement by the end of 2005, however, the completion of this agreement will likely move into early 2006.

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

Pursuant to our collaboration agreement with Roche, commencing April 1, 2005, we became entitled to a royalty based on an equal sharing of incremental net sales of CellCept in non-transplant indications above a negotiated baseline less a distribution fee, payable on a quarterly basis. This baseline was originally set in July 2003 at CHF 134 million, and is subject to an annual price index adjustment. In July 2005, Roche and Aspreva agreed that the baseline for 2005 would be CHF 123 million, after taking into account the price index adjustment and, for the time being, excluding Japan as a licensed territory under the agreement.

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

Under the terms of our agreement with Roche, we are obligated to use our best efforts until July 18, 2006, to raise adequate capital to finance our first three clinical trial programs in autoimmune indications. We believe that our available cash and marketable securities as of September 30, 2005 fulfills our obligation.

Clinical Development Program

Our clinical development for CellCept focuses on three specific autoimmune indications: lupus nephritis, myasthenia gravis and pemphigus vulgaris. If we and Roche obtain regulatory approval for the use of CellCept in any of these indications, we will also be responsible for the promotion of CellCept for the approved autoimmune indications.

Our clinical programs for CellCept have been designed to enable us to move directly into phase III development by utilizing some of the existing clinical data provided through investigator initiated trials, or IITs. Aspreva is planning to supply the results of these IITs to the regulatory authorities along with the results of our pivotal phase III programs to support our future applications for CellCept in both lupus nephritis and myasthenia gravis. The two IITs that will be used for support of our applications are from Dr. Ellen Ginzler of SUNY Downstate Medical Center in Brooklyn, NY and Dr. Donald Sanders of Duke University.

Lupus Nephritis
In February 2005, we filed an Investigational New Drug application, or IND, and a request for a special protocol assessment, or SPA, with the U.S. Food and Drug Administration, or FDA, for the use of CellCept to treat lupus nephritis. The FDA provided comments on the protocol and, as there were no safety concerns raised, our IND status became active in March 2005. We delayed dosing our first patient until FDA comments on the SPA had been addressed. The amended trial protocol was evaluated by the FDA and we reached agreement with the FDA on the protocol. In September 2005, we successfully concluded the SPA with the FDA.

This international trial is designed to enrol 358 patients with biopsy-proven lupus. The first patient was dosed in July 2005. We expect the induction phase of the study for all patients to be completed in late 2006.

Successful trial completion would be followed with a supplemental NDA application for use of CellCept in the induction therapy of lupus nephritis, and is targeted for the second quarter of 2007.

In July 2005, we and Roche filed with the FDA a request for orphan drug designation for CellCept in lupus nephritis. We expect to receive the results of this submission in the fourth quarter of 2005.

Myasthenia Gravis
Our international phase III clinical trial for myasthenia gravis is ongoing and is expected to be completed in late 2006. The trial is designed to enrol 136 patients.

We have applied for, and await FDA response on, an orphan drug designation for CellCept in myasthenia gravis.

Pemphigus Vulgaris
During the second quarter of 2005, we concluded discussions with the FDA on the development plan for pemphigus vulgaris and filed an IND. The IND status became active on June 25, 2005.

Our international phase III clinical trial for pemphigus vulgaris is active and ongoing with completion expected in 2007. The trial is designed to enrol 72 patients.

Before the end of 2005, we anticipate requesting from the FDA orphan drug designation for CellCept in pemphigus vulgaris.

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

Revenue Recognition

Pursuant to our collaboration agreement with Roche, commencing April 1, 2005, we became entitled to a royalty based on an equal sharing of incremental net sales of CellCept in non-transplant indications above a negotiated baseline less a distribution fee, payable on a quarterly basis. This baseline was originally set in July 2003 at CHF 134 million, and is subject to an annual price index adjustment. In July 2005, Roche and Aspreva agreed that the baseline for 2005 would be CHF 123 million, after taking into account the price index adjustment and, for the time being, excluding Japan as a licensed territory under the agreement.

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

Once the six month lag period has passed, and audited results can be obtained, Aspreva and Roche will employ a mechanism to reconcile audited amounts against the royalty previously paid to us. This reconciliation process will be undertaken quarterly, based on the most recent available audit information. This reconciliation mechanism, however, will limit reconciliation payments to either Roche or Aspreva by an amount of CHF 4.0 million per quarter. If the results of the reconciliation indicate that the CHF 4.0 million collar has been exceeded in favor of the same party for two consecutive quarters, we and Roche have agreed upon a mechanism to review the sales tracking methodology and/or our methodology for estimating royalty payments and introduce appropriate changes. The terms of this collar may be changed prospectively at any time by the joint committee formed under our agreement with Roche, on which we have equal representation.

We will record all but CHF 4.0 million of the royalty payment as revenue within quarterly financial results. In subsequent quarters, consistent with the timing of the reconciliation described above, the remaining CHF 4.0 million of the royalty payment, as well as any additional payments to us or from us to Roche as a result of such reconciliation will be recorded in the period the reconciliation is completed. Thus, at any period end we will carry a maximum of CHF 4.0 million for each quarter that has not then been reconciled, classified as unearned royalty advance on the balance sheet. Roche and Aspreva have agreed to settle any royalty payment and reconciliation amount in cash, and we expect to settle such amounts within 45 days of each quarter end.

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

The estimated fair value of our options as calculated by the Black-Scholes option pricing model is amortized over the vesting period, which is generally two to four years. In the second quarter of 2005, management reviewed competitive benchmarks and revised two key assumptions in the estimation of the value of our options. Management decreased the expected stock price volatility from 150% to 70% and decreased the expected option life from 8 years to 5 years. We believe that the revised assumptions better account for the variables that exist in the financial and industry environment in which we now operate, and reflect the experience of public companies that best resemble our company in terms of workforce and industry characteristics.

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

On March 5, 2004, warrants to purchase 230,360 common shares were issued in conjunction with the issuance of convertible redeemable preferred shares. The $809,000 fair value of the warrants was determined using the Black-Scholes option pricing model and was included in interest and other expense during the first quarter of 2004.

Included within the statements of operations are the following charges for stock-based compensation ($000s):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Research and development expense	$660	$96	$1,814	$292
Marketing, general and administrative expense	1,268	287	3,298	874
Interest and other expense	-	-	-	809
Total stock-based compensation	$1,928	$383	$5,112	$1,975

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

As at December 31, 2004, we had scientific research and experimental development expenditures (SRED) in the amount of $586,000 which have no expiry date, available to reduce future Canadian taxable income. We also had approximately $22,002,000 of losses carried forward available to reduce taxable income for future years of which approximately $2,753,000 is available in Canada and approximately $19,249,000 is available in Switzerland. A valuation allowance has been provided to offset these deferred tax assets because the realization of the benefit does not yet meet the more likely than not criteria.

We anticipate generating taxable income in the 2005 fiscal year. The current tax provision on this income will be offset by a future tax recovery resulting from a drawdown of the valuation allowance.

Results of Operations

Presented below is a comparison of our results of operations for the three and nine-month periods ended September 30, 2005 and 2004.

Royalty Revenue

In accordance with the terms of our agreement with Hoffmann - La Roche Inc. and F. Hoffmann - La Roche Ltd., collectively Roche, commencing April 1, 2005, we became entitled to a royalty based on an equal sharing of incremental net sales of CellCept in non-transplant indications above a negotiated baseline less a distribution fee, payable on a quarterly basis. This baseline was originally set in July 2003 at CHF 134 million, and is subject to an annual price index adjustment. In July 2005, Roche and Aspreva agreed that the baseline for 2005 would be CHF 123 million, after taking into account the price index adjustment and, for the time being, excluding Japan as a licensed territory under the agreement.

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

We and Roche have calculated the royalty payment due to us as $19.9 million (CHF 25.0 million) for the three month period ended September 30, 2005. We have recorded $16.8 million of the royalty payment as revenue in the three month period ended September 30, 2005 and have recorded $3.1 million (CHF 4.0 million) as an unearned royalty advance until subsequent reconciliation between the parties. The entire royalty payment due to us is recorded in our accounts receivable as of September 30, 2005 and is payable to us within 45 days of quarter end. We and Roche have agreed to settle any reconciliation amounts in cash. As of September 30, 2005, no reconciliations have been undertaken.

Prior to April 1, 2005, we had not generated any royalty revenue. A summary of the accounts related to our recognition and receipt of royalty revenue is as follows:

(in thousands)	Royalty Revenue	Accounts Receivable	Unearned Royalty Advance
Balance, as of December 31, 2004 and March 31, 2005	$-	$-	$-
Royalty due for three month period ended June 30, 2005	14,671	17,774	3,103
Balance, as of June 30, 2005	$14,671	$17,774	$3,103
Receipt of royalty	-	(17,774)	-
Royalty due for three month period ended September 30, 2005	16,779	19,882	3,103
Balance, as of September 30, 2005	$31,450	$19,882	$6,206

All amounts are revalued at exchange rates in effect at September 30, 2005.

We expect the royalty payment related to the final quarter of 2005 to exceed that of the third quarter of 2005, and expect that revenue will be between $55 million and $60 million for the year ending December 31, 2005.

Research and Development Expenses

Research and development expenses consist of clinical and regulatory expenses, and business development expenses related to the identification of new drug opportunities and related due diligence. Clinical expenses primarily include clinical trial costs, salaries and related costs for clinical and regulatory personnel, supplies and materials, consultant services and facilities. Business development expenses primarily include salaries and related costs for business development personnel, and consultant services related to our efforts to identify other drug opportunities.

From inception to September 30, 2005, we have incurred total research and development expenses of $30.1 million. We expense research and development costs as they are incurred.

Research and development expenses were $8.0 million for the three month period ended September 30, 2005, compared to $4.3 million for the three month period ended September 30, 2004. The 83% increase of $3.7 million was due to commencement of enrolment in our global phase III clinical trial for the use of CellCept in lupus nephritis, and the continuing enrolment in our global phase III clinical trials for the use of CellCept in pemphigus vulgaris and myasthenia gravis. Also contributing to the increase in research and development expenses is the $1.0 million increase in salaries and related costs, including stock-based compensation expenses, as we build out our global clinical team in our Canadian, European and U.S. offices to support the development of CellCept for autoimmune indications. Our research and development expenses include the impact of opening our new facility in New Jersey which houses personnel to support U.S. clinical operations, and furthering our business development team which is working to identify potential new drug and collaboration opportunities.

Research and development expenses were $19.2 million for the nine month period ended September 30, 2005, compared to $6.4 million for the nine month period ended September 30, 2004. The increase of $12.8 million was due primarily to $2.8 million in additional salaries and related costs, including stock-based compensation expenses, $9.2 million in additional clinical program spend, and the balance due to general infrastructure build out in these critical functions.

The total number of employees engaged in research and development increased from 15 at September 30, 2004 to 37 at September 30, 2005, which includes five employees in our business development function.

Clinical development expenditures
A majority of our research and development expenditures to date have been related to the clinical development of CellCept for autoimmune indications. We currently have rights to one clinical product, CellCept, and are focused on the use of CellCept to treat three specific autoimmune indications: lupus nephritis, myasthenia gravis and pemphigus vulgaris. Cumulative research and development costs for our current CellCept clinical trials are as follows:

			Nine
			months	Project
	Annual	Annual	ended	total to
	total	total	September 30,	September 30,
(in thousands)	2003	2004	2005	2005
Lupus nephritis	$81	$4,902	$6,514	$11,497
Myasthenia gravis	464	2,196	4,868	7,528
Pemphigus vulgaris	386	1,314	1,366	3,066
	$931	$8,412	$12,748	$22,091

As of September 30, 2005, we expect to incur further research and development expenses of approximately $62.0 million to complete our current CellCept clinical trials, as follows:

•	approximately $44.2 million to complete our planned Phase III clinical trial for the use of CellCept in the induction and maintenance treatment of lupus nephritis;
•	approximately $7.1 million to complete our Phase III clinical trial for the use of CellCept to treat myasthenia gravis; and
•	approximately $10.7 million to complete our Phase III clinical trial for the use of CellCept to treat pemphigus vulgaris.

We anticipate completing our Phase III clinical trials for the use of CellCept in the induction phase of lupus nephritis in late 2006, in the treatment of myasthenia gravis in late 2006, and in the treatment of pemphigus vulgaris in 2007. However, we may not be able to complete such clinical trials on schedule as our patient enrollment may be slower than expected, the results from a clinical trial may not be favorable, or the FDA or other regulatory agencies may require additional clinical trials. Further, data from clinical trials is subject to varying interpretation, and may be deemed insufficient by the regulatory agencies reviewing applications for marketing approvals. As such, clinical development and regulatory programs are subject to risks and changes that may significantly impact our expense projections and development timelines.

Marketing, General and Administrative Expenses

Marketing, general and administrative expenses consist primarily of costs and salaries associated with building our infrastructure, costs of general corporate activities, and salaries and related costs for personnel in executive, finance, accounting, corporate compliance and operational functions.

Marketing, general and administrative expenses were $6.7 million for the three month period ended September 30, 2005, compared to $1.6 million for the three month period ended September 30, 2004. The increase of $5.1 million was due to $1.6 million in additional salary and related expenses, including stock-based compensation expenses, as we increased the number of employees undertaking marketing, general and administrative activities, including the build out of our European and U.S. operations. Also increasing our marketing, general and administrative expenses were a $314,000 increase in expenses related to market research and reimbursement studies, an additional $525,000 in unrestricted grants for medical education programs, and the costs associated with being a publicly-traded company, including directors & officers insurance premiums and higher professional fees.

Marketing, general and administrative expenses were $19.0 million for the nine month period ended September 30, 2005, compared to $5.3 million for the nine month period ended September 30, 2004. The increase of $13.7 million was due primarily to $5.8 million in additional salaries and related costs, including stock-based compensation expenses, an additional $1.6 million in market research and reimbursement studies, an additional $1.7 million in unrestricted grants for medical education programs, with the balance due to global infrastructure build out and the costs associated with being a publicly-traded company.

The number of our employees engaged in marketing, general and administrative activities increased from 27 at September 30, 2004 to 56 at September 30, 2005.

We expect our marketing infrastructure expenses to continue to increase as we continue to build out our U.S. and European operations. Our marketing program costs will increase significantly immediately prior to and after obtaining regulatory approvals. We expect the growth in our general and administrative expenses to keep pace with overall company activity as we continue to build our operations to support our business, incur the additional costs of being a publicly traded company, and support our agreement with Roche and additional collaborations.

Interest and Other Income

Interest and other income was $1.6 million for the three month period ended September 30, 2005, compared to $154,000 for the three month period ended September 30, 2004. The increase of $1.4 million was comprised of a $765,000 increase in interest income due to significantly higher investment balances resulting from our initial public offering, and a $630,000 increase in unrealized foreign exchange gains resulting from the stronger Canadian dollar and British pound sterling (relative to the U.S. dollar) when translating our September 30, 2005 Canadian dollar and British pound sterling denominated marketable securities and cash balances.

Interest and other income was $2.7 million for the nine month period ended September 30, 2005, compared to $348,000 for the nine month period ended September 30, 2004. The increase of $2.4 million was due to a $1.6 million increase in interest income because of significantly higher investment balances, with the balance attributable to increased unrealized foreign exchange gains resulting from the stronger Canadian dollar and British pound sterling (relative to the U.S. dollar) .

Interest and Other Expense

Interest and other expense was $427,000 for the three month period ended September 30, 2005, compared to $39,000 for the three month period ended September 30, 2004. The increase of $388,000 was primarily due to a realized foreign exchange loss on the actual exchange of a Swiss franc denominated receivable into U.S. dollars. Also contributing to the increase was the interest component of equipment leases entered into during late 2004 and early 2005.

Interest and other expense was $521,000 for the nine month period ended September 30, 2005, compared to $849,000 for the nine month period ended September 30, 2004. The decrease of $328,000 was mainly because of a one-time finance charge of $809,000 recorded in the first quarter of 2004 for the issuance of warrants in conjunction with the issuance of preferred shares, offset partially by a realized foreign exchange loss in the third quarter of 2005 on the actual exchange of a Swiss franc denominated receivable into U.S. dollars.

Cash Flows

Operating activities
In the quarter ended September 30, 2005, we achieved positive net cash flow from operating activities for the first time. Net cash from operating activities was $6.3 million for the three month period ended September 30, 2005, compared to $3.7 million used in operating activities for the three month period ended September 30, 2004.

The transition to positive cash flow reflects the receipt in the third quarter of the payment of the $17.8 million royalty receivable from Roche that was outstanding at the beginning of the quarter. The increase of $10.0 million in net cash from operating activities was also due to an increase in accrued liabilities as our clinical trials activity intensified, and was partially offset by an increase in accounts receivable due to the royalty payments receivable from Roche.

Net cash used in operating activities was $13.4 million for the nine month period ended September 30, 2005, compared to $8.1 million for the nine month period ended September 30, 2004. The increase of $5.3 million was primarily due to a significant increase in accounts receivable related to our third quarter 2005 royalty payment due from Roche, partially offset by an increase in accrued liabilities as our clinical trials activity intensified, the receipt of investment tax credits and an increase in non-cash charges.

Investing activities
Net cash used in investing activities was $8.5 million for the three month period ended September 30, 2005, while net cash from investing activities was $2.5 million for the three month period ended September 30, 2004. Purchases of investments in marketable securities during the three month period ended September 30, 2005 were $165.8 million, and were partially offset by proceeds from sales of short-term investments in marketable securities of $157.9 million. The net cash flow available for investment was due to the receipt of the initial $17.8 million royalty payment due to us from Roche. During the comparative period in 2004, cash from investing activities was used to fund operations within the quarter.

Net cash used in investing activities was $72.9 million for the nine month period ended September 30, 2005, compared to $37.6 million for the nine month period ended September 30, 2004. Purchases of investments in marketable securities during the nine month period ended September 30, 2005 were $655.7 million, resulting from the investment and reinvestment of net proceeds from our initial public offering and receipt of royalty revenue. These were partially offset by proceeds from sales of short-term investments in marketable securities of $583.6 million.

Financing activities
Net cash provided by financing activities was $213,000 for the three month period ended September 30, 2005, and was comprised of proceeds received for the issuance of common shares on the exercise of warrants and employee stock options offset by $107,000 used for the repayment of asset lease obligations. Net cash used in financing activities was $83,000 for the three month period ended September 30, 2004, used for the repayment of asset lease obligations.

Net cash provided by financing activities was $84.4 million for the nine month period ended September 30, 2005, reflecting proceeds from our initial public offering and the factors described above. Net cash provided by financing activities was $49.2 million for the nine month period ended September 30, 2004, mainly reflecting proceeds from the issuance of preferred shares in March 2004.

Cash flow hedging activities
During the quarter ended September 30, 2005, we implemented a hedging program to manage our exposure to the impact of foreign currency exchange rate fluctuations on our future revenue and expenditure cash flows. The program is governed by a hedging policy approved by our board of directors and limits the use of derivatives to simple foreign exchange forward contracts. The contracts are primarily intended to protect against changes in the value of the U.S. dollar relative to other currencies. Changes in the fair value of the contracts are deferred until the underlying transaction takes place.

Liquidity and Capital Resources

Sources of Liquidity

We commenced operations in December 2001 and incurred substantial losses from inception through March 31, 2005. On March 4, 2005, we completed our initial public offering of 8,280,000 common shares which raised net proceeds of $82.3 million, after deducting underwriter discounts, commission and other offering expenses. Since our inception, we have financed our operations primarily through the issuance of equity and debt securities. As of September 30, 2005, we had an accumulated deficit of $29.8 million and had $106.7 million in cash and marketable securities.

However, in accordance with the terms of our agreement with Roche, commencing April 1, 2005, we became entitled to a royalty based on an equal sharing of incremental net sales of CellCept in non-transplant indications above a negotiated baseline less a distribution fee, payable on a quarterly basis. This baseline was originally set in July 2003 at CHF 134 million, and is subject to an annual price index adjustment. In July 2005, Roche and Aspreva agreed that the baseline for 2005 would be CHF 123 million, after taking into account the price index adjustment and, for the time being, excluding Japan as a licensed territory under the agreement.

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

Contractual Obligations and Commitments

As of September 30, 2005, there was no material change in capital lease or operating lease obligations or any other long-term liabilities reflected on our consolidated balance sheets as compared to such obligations and liabilities at December 31, 2004, except that we entered into a new facility operating lease for premises in New Jersey, USA that will be used to accommodate our U.S. regional office. The lease term is 5 years and our financial obligation is $222,000 per year beginning in the third quarter of 2005.

We also have agreements with clinical sites, and contract research organizations, for the conduct of our clinical trials. We make payments to these sites and organizations based upon the number of patients enrolled and the period of follow-up in the trials.

Credit Facilities

In April 2004, we entered into various agreements with a Canadian chartered bank providing for revolving demand facilities and a lease line in the aggregate amount of $2.5 million. As of September 30, 2005, we had $1.1 million of outstanding indebtedness under our credit facilities, and had issued a letter of guarantee for $372,000. The Canadian chartered bank may cancel or restrict the availability of any unutilized portion of our facilities at any time and from time to time without notice. Our credit facilities are secured by a security agreement constituting a first ranking security interest in all our personal property. In addition, minimum deposit levels of $7.9 million are held with a Canadian chartered bank to secure our credit facilities.

Off-Balance Sheet Arrangements

Since inception we have not engaged in material off-balance sheet activities, including the use of structured finance, special purpose entities or variable interest entities.

Recent Accounting Pronouncements

For a description of the recent accounting pronouncement, please see Note 13 to our Notes to Consolidated Financial Statements.

Related Party Transactions

For a description of our related party transactions during the three and nine month periods ended September 30, 2005, please see Note 11 to our Notes to Consolidated Financial Statements.

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

All amounts paid by Roche to us will be in Swiss Francs. In addition, we currently conduct some operations and incur a portion of our expenses in Canadian dollars and pounds sterling. CellCept’s net sales are denominated in multiple currencies and will be converted to Swiss Francs by Roche for the purpose of calculating amounts to be paid to us. To the extent the Swiss Franc increases in value relative to these other currencies, the total aggregate value of CellCept’s net sales will decrease and the amount, if any, that we are entitled to may be reduced. Although we implemented currency hedging techniques during this quarter to mitigate the impact of currency fluctuations on our financial results, these techniques do not eliminate the effects of currency fluctuations with respect to anticipated revenues or cash flows, and, as they are short term in nature, do not protect us from prolonged periods of currency fluctuations.

Business Risks

We have a limited operating history, have incurred losses since our inception, we may not sustain our profitability, our future operating results are uncertain, and we anticipate that substantially all of our revenue for the foreseeable future will be from royalties based on sales of CellCept.

We were incorporated in 2001 and have a limited operating history. Since our inception through September 30, 2005, we have incurred cumulative losses from operations of $29.8 million. Our losses to date have resulted primarily from general and administrative costs relating to our operations and costs related to the clinical development of CellCept for autoimmune indications.

In accordance with the terms of our agreement with Roche, commencing April 1, 2005, we became entitled to a royalty based on an equal sharing of incremental net sales of CellCept in non-transplant indications above a negotiated baseline less a distribution fee, payable on a quarterly basis. This baseline was originally set in July 2003 at CHF 134 million, and is subject to an annual price index adjustment. In July 2005, Roche and Aspreva agreed that the baseline for 2005 would be CHF 123 million, after taking into account the price index adjustment and, for the time being, excluding Japan as a licensed territory under the agreement. For this quarter, royalty revenue recognized was $16.8 million and we recorded our second profitable quarter and first quarter of positive net cash flow from operating activities. Although we were profitable for the three month period ended September 30, 2005, future operating results and profitability are not certain and we may not sustain our profitability.

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

Our agreement with Roche requires us to use commercially reasonable efforts to conduct three clinical trial programs for CellCept in autoimmune indications pursuant to an agreed upon development plan. In addition, until July 18, 2006, we are obligated to use our best efforts to raise adequate capital to finance our first three clinical trial programs in autoimmune indications pursuant to that development plan. As of September 30, 2005, we expect to incur aggregate additional expenses of approximately $62 million to complete our first three clinical trial programs. We believe that our available cash and marketable securities will fulfill this obligation to use our best efforts. Roche may disagree that we have met our obligations. Roche may allege that we are in breach of a material obligation under our agreement and seek to litigate the allegation. If Roche is successful in such litigation, Roche may either be awarded damages based upon such breach or the agreement might be terminated. After 2011, either party may terminate the agreement if there is a lack of non-transplant sales over the baseline for a prolonged period. In addition, if CellCept is withdrawn from or recalled in any given country, either party may terminate the agreement with respect to that country. If the agreement is terminated in its entirety or in a given country we may be forced to limit or cease our operations.

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

In  July 2005, we and Roche filed with the FDA a request for orphan drug designation for CellCept in lupus nephritis. We expect to receive the results of this submission in the fourth quarter of  2005.  The FDA has in the past granted an orphan drug designation to drug candidates for the treatment of lupus nephritis. However, the number of individuals affected by lupus nephritis in the United States may be great enough that lupus nephritis is not a rare disease and as a result does not meet the criteria for orphan drug status.

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

In the third quarter of 2005, we increased our number of employees by 16 and, as of September 30, 2005, we had 93 employees. In order to continue the development and potential commercialization of CellCept for autoimmune indications and enter into new collaborations we will need to expand our clinical development, regulatory, marketing and sales promotion capabilities. We currently have operations in Canada, the United States, the United Kingdom, Switzerland, France, Spain, and Italy. Our ability to manage our global operations and expected growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to make such improvements in an efficient or timely manner and may discover deficiencies in existing systems and controls. Our ability to develop and commercialize products for new indications and compete effectively, and our future financial performance will depend, in part, on our ability to manage any future growth effectively.

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

Our operations are in many instances conducted in currencies other than the U.S. dollar and fluctuations in the value of currencies relative to the U.S. dollar could cause us to incur currency exchange losses. All amounts paid by Roche to us will be in Swiss Francs. In addition, we currently conduct some operations and incur a portion of our expenses in Canadian dollars and pounds sterling. Although we have implemented currency hedging techniques during the three month period ended September 30, 2005 to mitigate the impact of currency fluctuations on our financial results, these techniques do not eliminate the effects of currency fluctuations with respect to anticipated revenues or cash flows, and, as they are short term in nature, do not protect us from prolonged periods of currency fluctuations.

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

Of the remaining 25,748,378 shares outstanding upon the closing of our initial public offering, in the U.S. public market approximately 25,722,698 shares may be sold pursuant to Rule 144, 144(k) and 701, and in Canada approximately all of such shares may be sold pursuant to the securities laws of the provinces of Canada.

Holders of approximately 12,677,192 common shares have rights, subject to some conditions, to require us to file registration statements under the Securities Act of 1933, as amended, or the Securities Act, covering their shares or to include their shares in registration statements that we may file under the Securities Act for ourselves or other stockholders. Once we register these common shares, they can be freely sold in the public market upon issuance.

Our executive officers, directors and major stockholders continue to have substantial control over us and will maintain the ability to control all matters submitted to stockholders for approval.

As of September 30, 2005, our directors, executive officers and principal stockholders, together with their affiliates, beneficially owned approximately 66% of our outstanding common shares, including shares subject to outstanding stock options and warrants. These stockholders, acting together, will exercise significant influence over all matters requiring stockholder approval, including the election of directors and any amendment of our notice of articles or articles. This concentration of ownership could also have the effect of delaying or preventing a change in our control.

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

We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2005. Based upon their evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were reasonably effective in ensuring that information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-Q.

Changes in internal controls

There were no changes in our internal controls over financial reporting during the three month period ended September 30, 2005 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Our initial public offering of common shares commenced on March 4, 2005 and was completed after all of the shares of common stock that were registered were sold. The managing underwriters in our initial public offering were Merrill Lynch, Pierce, Fenner & Smith Incorporated, Banc of America Securities LLC, Pacific Growth Equities, LLC and BMO Nesbitt Burns Inc. The aggregate offering price of the 8,280,000 shares registered and sold was $91.7 million. Of this amount, $6.4 million was paid in underwriting discounts and commissions, and an additional $3.0 million of expenses was incurred, of which approximately $1.3 million was incurred during the year ended December 31, 2004 and $1.7 million was incurred during the nine months ended September 30, 2005. Expenses of $1.1 million were incurred with Farris, Vaughan, Wills & Murphy LLP, Vancouver, British Columbia. R. Hector MacKay-Dunn, Q.C., a member of our board of directors and our Corporate Secretary is a senior partner of Farris, Vaughan, Wills & Murphy LLP. No other expenses were incurred, directly or indirectly, to directors, officers or persons owning 10% or more of our common stock, or to our affiliates.

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

As of September 30, 2005, we had applied the aggregate net proceeds of $82.3 million from our initial public offering as follows:

Working capital:                     $26.9 million
Temporary investments:          $55.4 million

Recent Sales of Unregistered Securities

From July 1, 2005 through September 30, 2005, an aggregate of 23,362 common shares were issued at a price of $4.10 ($Cdn 4.76) per share upon the exercise of warrants. The offer and sale of such common shares were made outside of the United States pursuant to Regulation S of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION

In September 2005, we increased the base salary and granted an additional stock option under our 2002 Incentive Stock Option Plan to purchase 50,000 common shares to Mr. Bruce Cousins, Chief Financial Officer, previously identified as one of our “Named Executive Officers” in our registration statement on Form F-1 filed with the Securities and Exchange Commission, on January 24, 2005, as amended.

Named Executive Officer	Position	Revised base salary (Canadian dollars)	Number of common shares subject to stock option
Bruce Cousins	Chief Financial Officer	$300,000	50,000

The stock option has ten-year term, an exercise price of $14.91 (C$17.45) per share and vests over a period of four years from the date of grant.

ITEM 6. EXHIBITS.

31.1	Certification of the Chief Executive Officer, as required by Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer, as required by Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer, as required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350).

32.2*	Certification of the Chief Financial Officer, as required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350).

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

ASPREVA PHARMACEUTICALS CORPORATION

November 2, 2005	/s/ Bruce G. Cousins
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