Form 10-K
period 2005-12-31
Aspreva Pharmaceuticals CORP
filed 2006-03-02
CIK 1314026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended December 31, 2005

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-51169

ASPREVA PHARMACEUTICALS
CORPORATION

(Exact name of registrant as specified in its charter)

British Columbia, Canada	98-0435540
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1203 - 4464 Markham Street, Victoria, B.C., Canada	V8Z 7X8
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (250) 744-2488

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Shares, without par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is as large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐  No ☒

As of June 30, 2005 the aggregate market value of the common shares held by non-affiliates of the registrant (based on the last reported sale price of the common shares of U.S. $15.49, as reported on the NASDAQ National Market) was approximately U.S. $303,173,564.

As of January 31, 2006, the registrant had 34,255,614 common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Definitive Proxy Statement for its 2006 Annual Meeting of Shareholders (which will be filed with the Commission within 120 days of December 31, 2005) are incorporated by reference into Part III of this Annual Report of Form 10-K.

ASPREVA PHARMACEUTICALS CORPORATION

The information in this Annual Report on Form 10-K contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and applicable Canadian provincial securities which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. The words “anticipates”, “believes”, “estimates”, “expects”, “intends”, “may”, “plans”, “projects”, “will”, “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Item 1A “Risk Factors” in this Annual Report on Form 10-K. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. We do not assume any obligation to update any forward-looking statements.

Unless the context otherwise requires, all references to “Aspreva”, “we”, “our”, and “us” in this Annual Report on Form 10-K refer to Aspreva Pharmaceuticals Corporation and its subsidiaries.

PART I
Item 1. Business.

Overview

We are an emerging global pharmaceutical company focused on identifying, developing, and upon approval, commercializing existing approved drugs and drug candidates for new indications. Our focus is on delivering effective, evidence-based treatments to manage less common diseases. Using our innovative “indication partnering” strategy, we collaborate with pharmaceutical and biopharmaceutical companies to enhance the lifecycle of existing drugs or drug candidates through indication expansion. In these collaborations, we intend to assume the clinical, regulatory and commercial activities in these non-core indications. This strategy enables our partners to pursue new indication approvals which lie beyond their current strategic focus.

Current Programs

Our initial focus in autoimmune disease led us to identify the potential efficacy of the drug CellCept, (mycophenolate mofetil) in the treatment of autoimmune diseases. In July 2003, we entered into our first collaboration with Hoffmann - La Roche Inc. and F. Hoffmann - La Roche Ltd, or collectively Roche, for exclusive world-wide rights, excluding Japan, to develop and, upon regulatory approval, commercialize CellCept, for all autoimmune indications. CellCept is an immunosuppressant or “anti rejection” drug currently approved by the U.S. Food and Drug Administration, or FDA, for use in the prevention of rejection in patients receiving heart, kidney and liver transplants. We currently have three clinical development programs underway to evaluate CellCept in the treatment of the following autoimmune diseases: lupus nephritis, myasthenia gravis and pemphigus vulgaris. CellCept is not currently approved by the FDA for use in these autoimmune indications.

Lupus Nephritis
Systemic lupus erythematosus, commonly referred to as lupus, is a complex autoimmune disease affecting numerous organs and tissues. The immune system, which typically fights off viruses and bacteria, loses the ability to differentiate between foreign substances, or antigens, and its own cells and tissues. The involvement of the kidney, known as lupus nephritis, is considered to be the most serious manifestation of lupus.

The Lupus Foundation of America estimates that between 500,000 and 1.5 million Americans have lupus. This wide range demonstrates the challenge that exists when trying to determine the true prevalence of less common diseases such as lupus. Our analysis of various sources of data estimates 600,000 diagnosed lupus patients currently within the U.S. healthcare system. Clinicians estimate that one third to one half of lupus patients have lupus nephritis which equals approximately 200,000 Americans with lupus nephritis.

There has been no new approved treatment for lupus or lupus nephritis in the United States in the past thirty years.  Treatments for lupus nephritis are typically divided into induction agents and maintenance agents. The aim of lupus nephritis induction treatment, which is given during the flare or active stage of the disease, is to induce rapid clinical remission, which is a decrease of inflammation with a return to pre-flare kidney function, and to minimize scarring in the kidney. Maintenance therapy begins once remission or significant clinical improvement has been achieved. The long term goal of lupus maintenance therapy is to reduce the recurrence of flare and prevent the accumulation of kidney damage. Current treatments involve the off-label use of existing cancer drugs such as cyclophosphamide, steroids and other immunosuppressant drugs such as azathioprine. Studies have been conducted that suggest that CellCept may be safe and effective in treating lupus nephritis during both induction and maintenance phases, and, based on the results of these studies, we believe that CellCept has potential for utility in this and other autoimmune diseases.

2005 Clinical and Regulatory Progress
In 2005, we successfully concluded the special protocol assessment, or SPA, with the FDA , for our international phase III trial of CellCept in the treatment of lupus nephritis, and consequently in July 2005 we initiated enrollment of patients. Our phase III clinical trial is a two-stage induction and maintenance study which is a randomized open label comparison of CellCept with the current standard of care, intravenous cyclophosphamide, for the first six months for the induction phase, followed by a double-blind comparison of CellCept to azathioprine for up to three years during the maintenance phase. This study is designed to assess the efficacy and safety of CellCept in inducing response and maintaining remission in patients with lupus nephritis. The primary endpoints for the induction phase can be summarized as a significant improvement of renal parameters. Our trial is designed to enroll 358 patients with biopsy-proven lupus nephritis. We expect the induction phase to be completed in late 2006 and expect to submit a supplemental New Drug Application, or sNDA, to the FDA, as well as appropriate filings with the European Union and Canadian regulatory authorities in 2007.

We filed for orphan drug designation with the FDA for CellCept in lupus nephritis. Orphan drug designation is intended to encourage the development of new treatments for rare diseases and is granted for treatments designed to prevent, diagnose or treat rare, life-threatening or chronically debilitating diseases that affect fewer than 200,000 people in the United States. The patient population of lupus nephritis may exceed this number, and furthermore, there appears to be growing data supporting CellCept’s potential utility in a broader lupus patient population estimated by The Lupus Foundation of America to be approximately 500,000 to 1.5 million in the United States. Given these circumstances, we may not be successful in obtaining orphan drug designation for CellCept in lupus nephritis and at this time we are unable to determine when a final determination will be given on this application.

Our clinical program for the use of CellCept in the treatment of lupus nephritis has been designed to utilize portions of existing clinical data provided by an investigator initiated trial, or IIT. We expect to use the results of an IIT conducted by Dr. Ellen Ginzler of State University of New York, or SUNY Downstate Medical Center in Brooklyn, New York, to support our sNDA for the use of CellCept in the treatment of lupus nephritis. The results of Dr. Ginzler’s study (as published in the November 24, 2005 issue of the New England Journal of Medicine) are supportive of the potential efficacy and safety of CellCept in the induction phase of lupus nephritis, adding to the existing body of data that supports the potential benefit of CellCept in the treatment of lupus nephritis. CellCept is not currently approved by any regulatory agency for any indication outside of transplant, and although the results of Dr. Ginzler’s study are encouraging, a separate prospective, adequate and well-controlled study such as our international phase III lupus nephritis study is necessary to provide substantive evidence of the potential safety and efficacy of CellCept in patients with lupus nephritis.

Myasthenia Gravis

Myasthenia gravis is a debilitating, chronic autoimmune neuromuscular disease in which the body produces auto-antibodies which prevent the nerves from sending messages to the muscles. According to the Myasthenia Gravis Foundation, myasthenia gravis affects approximately 70,000 to 100,000 people worldwide, including approximately 36,000 people in the United States. Although myasthenia gravis can affect any voluntary muscle, it frequently involves muscles controlling eye movements, chewing, swallowing, coughing and facial expressions, and can be life-threatening in some of the affected patients. Complete remission is infrequent and long-term immunosuppression is usually required. Current treatments of myasthenia gravis include the use of cholinesterase inhibitors, steroids and other immunosuppressant drugs such as azathioprine.

In April 2004, we began our international phase III trial in myasthenia gravis. In this trial, CellCept is compared to placebo with both groups receiving corticosteroids as background therapy. It is a randomized, double-blind placebo controlled clinical trial designed to investigate the efficacy and safety of CellCept for patients with myasthenia gravis over a treatment period of 36 weeks. The primary endpoint of responder status encompasses both minimal disease activity and low steroid dose.

2005 Clinical and Regulatory Progress
In October 2005, we filed for orphan drug designation with the FDA for CellCept in myasthenia gravis.We received such designation in January 2006. In November 2005, we completed enrollment of 176 patients in our international phase III trial of CellCept in the treatment of myasthenia gravis. We expect to complete this trial in late 2006 and intend to submit a sNDA to the FDA, as well as appropriate filings with the European Union and Canadian regulatory authorities in 2007.

We expect to use an IIT conducted by Dr. Donald Sanders of Duke University to support our application for the use of CellCept in the treatment of myasthenia gravis. Dr. Sander’s study is structured slightly differently from our myasthenia gravis study particularly in areas such as length of therapy and steroid tapering. Results from Dr. Sanders’ IITs are expected in mid-2006.

Pemphigus Vulgaris

Pemphigus vulgaris is a rare dermatological autoimmune disease that, according to the International Pemphigus Foundation, affects approximately 40,000 people worldwide. Symptoms include painful and life-threatening blistering of the skin and mucous membranes which can cover much of the body.

In June 2004, we began our international phase III trial in pemphigus vulgaris. In this trial, CellCept is compared to placebo with both groups receiving corticosteroids as background therapy. The trial is a randomized, double-blind, placebo controlled comparison study of CellCept and placebo and is designed to investigate the efficacy and safety of CellCept for patients with pemphigus vulgaris over a treatment period of 52 weeks. The primary end points encompass both minimal disease activity, defined as no new persistent lesions, together with a low steroid dose.

2005 Clinical and Regulatory Progress
In 2005, we reached agreement with the FDA on the protocol for our international phase III trial of CellCept in pemphigus vulgaris. The trial is active and ongoing and is designed to enroll 72 patients. We expect to complete this trial in 2007 and intend to submit a sNDA to the FDA, as well as appropriate filings with the European Union and Canadian regulatory authorities, in 2007. We expect to file an application with the FDA in early 2006 for orphan drug designation for CellCept in pemphigus vulgaris.

Preliminary Studies

There is a large and growing amount of data on CellCept for the treatment of many different autoimmune diseases, and we are particularly interested in the potential of CellCept in the treatment of both cardiovascular disease and multiple sclerosis.

Cardiovascular disease is of interest because of its link to lupus. Studies have shown that cardiovascular disease is responsible for up to 30% of all deaths in patients with lupus; the risk of heart attack is 50 times greater in lupus patients; and sub-clinical atherosclerosis, or the thickening and hardening of the arteries, occurs in 40% of lupus patients. Third party preliminary data suggests that CellCept may have potentially beneficial cardiovascular characteristics; a hypothesis that is supported by studies of cardiac transplant patients. Some of these potential benefits include the inhibition of smooth muscle proliferation and the suppression of T-cell adhesion and penetration. We have funded an IIT for CellCept in cardiovascular disease that is expected to begin in 2006 with results anticipated in 2007.

Emerging literature also suggests that CellCept may be effective in the treatment of multiple sclerosis. There have been several small published studies that report that multiple sclerosis patients treated with CellCept have experienced an improvement in lesions, as measured by magnetic resonance imaging, a decreased rate of relapse and a reduced expanded disability status scale score. We have funded an IIT for CellCept in multiple sclerosis that is expected to begin in 2006 with results anticipated in 2007.

We believe that the results of these preliminary studies will enable us to determine the value in pursuing future development programs in the use of CellCept to treat cardiovascular disease and multiple sclerosis.

Roche Collaboration

Under the terms of our collaboration agreement with Roche, we agreed to conduct three clinical programs in lupus nephritis, myasthenia gravis and pemphigus vulgaris. We are responsible for assembling the filings for the relevant regulatory authorities, and Roche are responsible for submitting applications to the regulatory authorities and will be the holder of any regulatory submissions and resulting regulatory approvals.

Pursuant to our collaboration agreement with Roche, commencing April 1, 2005, we became entitled to a royalty based on an equal sharing of incremental net sales of CellCept in non-transplant indications above a negotiated baseline less a distribution fee, payable on a quarterly basis. This baseline was originally set in July 2003 at CHF 134 million, and is subject to an annual price index adjustment. In July 2005, Roche and Aspreva agreed that the baseline for 2005 would be CHF 123 million, after taking into account the price index adjustment and, for the time being, excluding Japan as a licensed territory under the agreement. The baseline will be set on an annual basis during the first quarter of each year.

We use a proprietary methodology for tracking sales of CellCept. This enables Roche and Aspreva to determine the portion of Roche’s net sales attributable to the use of CellCept in non-transplant indications. We and Roche have agreed that autoimmune sales are considered the equivalent of non-transplant sales for the purposes of our agreement. We have the right to audit Roche’s calculations of the net sales of CellCept attributable to non-transplant sales, including all data used in the sales tracking methodology, on an annual basis. We also rely on third party data providers, such as International Medical Statistics, or IMS, and the United Network for Organ Sharing to supplement our information regarding the sales tracking of CellCept in transplant and autoimmune diseases and to validate our market assumptions underlying our agreed upon tracking methodology.

If we receive regulatory approval for the use of CellCept in the treatment of any autoimmune indications, we are obligated to commercialize CellCept for such indications pursuant to a jointly agreed commercialization plan with Roche. Following regulatory approval, we plan to field a sales force to conduct promotional detailing presentations to targeted physician specialties in the United States and in the major European markets, and to develop targeted marketing and advertising strategies and materials. We also plan to form medical education teams and to develop medical liaison activities. Roche will conduct all manufacturing and distribution of CellCept, will continue to record all sales and will retain control over the pricing of CellCept.

CellCept

CellCept is Roche’s leading immunosuppressant or "anti-rejection" drug, used in combination with other immunosuppressive drugs, such as cyclosporine and corticosteroids, for the prevention of rejection in patients receiving heart, kidney and liver transplants.

CellCept is an orally delivered immunosuppressant agent. An immunosuppressant agent is a medication that slows or halts immune system activity. CellCept converts to its active form, mycophenolic acid, in the body. Mycophenolic acid prevents transplant rejection by preventing the proliferation and activation of T- and B-cells. T- and B-cell survival and proliferation depends on the ability of the cells to produce guanine nucleotides, one of the basic structural units of DNA. Guanine nucleotides are required for the synthesis of DNA for cell division and of RNA for gene expression which occurs during cell proliferation. Mycophenolic acid inhibits the production of guanine nucleotides by T- and B-cells by binding to the pathway where they replicate. CellCept thereby blocks the proliferation of T-cells that directly attack the transplanted organ, and it suppresses the production of antibodies to the transplanted organ. CellCept also reduces the movement of other types of cells involved in immune attack on transplanted tissues from the blood vessels into those tissues.

CellCept was first approved by the FDA in 1995 for use in combination therapy for the prevention of acute organ rejection in kidney transplantation and has since been approved worldwide for prevention of organ rejection in adult kidney, heart and liver transplantation. In some countries, it has also been approved for pediatric kidney transplantation. This therapeutic success represents 10 years of clinical experience and patient benefits, including reduced toxicities and prolonged organ and patient survival. Over the last decade, CellCept has become one of the most widely studied immunosuppressants and research is ongoing both in organ transplantation and related areas, such as autoimmune disease, to help provide clinical benefit to a wider range of patients. CellCept is not currently approved for use in any autoimmune indications.

Commercialization

We do not currently have an approved drug in any market. We intend to design our future commercialization activities to comply with the laws and regulations enforced by applicable regulatory authorities. Our overall commercialization strategy is to target a small subset of specialty physicians who treat a majority of patients with the greatest underserved medical needs.

Prior to regulatory approval of CellCept for any autoimmune indications, we will conduct extensive market research regarding speciality physician prescribing practices and product positioning, and will undertake a market preparation program. We currently are fielding a team of medical liaison physicians and other medical professionals who will interact with potential future presenters and medical advisors to help us identify knowledge gaps in the potential use of CellCept and to assist us in our clinical development planning.

Upon receiving regulatory approval of CellCept for autoimmune indications, we intend to field a highly specialized autoimmune disease sales promotion force that will focus on the physicians most likely to treat patients suffering from the approved indications. We intend to field our sales promotion force in the U.S. and the major European Union markets, targeting identified high potential prescribers of CellCept. In addition, we plan to work closely with Roche during the commercialization phase to coordinate with local Roche field force resources on a global basis. Roche is responsible for actual sales of CellCept.

Government Regulation

The FDA and comparable regulatory authorities in state and local jurisdictions and in other countries impose substantial requirements upon companies involved in the clinical development, manufacture, marketing and distribution of drugs. These agencies and other federal, state and local entities regulate research and development activities and the testing, manufacture, quality control, safety, effectiveness, labelling, storage, record keeping, approval, advertising and promotion, and export and import of pharmaceutical products such as those we are developing.

United States Government Regulation

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act and the agency’s implementing regulations. If we fail to comply with the applicable United States requirements at any time during the product development process, clinical testing, the approval process or after approval, we may become subject to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, license suspension or revocation, withdrawal of an approval, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties or criminal prosecution. Any agency enforcement action could have a material adverse effect on us.

The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•	completion of extensive preclinical laboratory tests, preclinical animal studies and formulation studies all performed in accordance with the FDA’s good laboratory practice regulations;
•	submission to the FDA of an investigational new drug application, or IND,which must become effective before human clinical trials may begin;
•	performance of adequate and well-controlled clinical trials to establish the safety and efficacy of the product candidate for each proposed indication;
•	submission to the FDA of a New Drug Application, or NDA;
•	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with current good manufacturing practice regulations; and
•	FDA review and approval of the NDA before any commercial marketing, sale or shipment of the product.

The testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for a CellCept autoimmune indication, or for that matter approvals of any product we develop, will be granted on a timely basis, if at all.

Preclinical tests include laboratory evaluations of product chemistry, formulation and stability, as well as studies to evaluate toxicity in animals. The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions about the conduct of the clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks. In that case, the IND sponsor and the FDA must resolve any outstanding FDA concerns before the clinical trials can begin. Submission of an IND may result in the FDA not allowing the trials to commence or not allowing the trial to commence on the terms originally specified in the IND. A separate submission to an existing IND must also be made for each successive clinical trial conducted during product development, and the FDA must grant permission, either explicitly or implicitly (by not objecting), before each clinical trial can begin.

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND. An independent Institutional Review Board, or IRB, for each medical center proposing to conduct a clinical trial must also review and approve a plan for any clinical trial before it can begin at that center and the IRB must monitor the study until it is completed. The FDA, the IRB or the sponsor may suspend or discontinue a clinical trial at any time for various reasons, including a finding that the subjects are being exposed to an unacceptable health risk. Clinical testing also must satisfy extensive good clinical practice requirements and the requirements for informed consent.

Clinical Trials. For the purposes of NDA submission and approval, clinical trials typically are conducted in three sequential phases, but the phases may overlap or be combined.

•
Phase I studies are initially conducted with relatively few subjects to test the drug candidate for safety, dosage tolerance, absorption, metabolism, distribution and excretion in healthy humans, or, on occasion, in patients to gain an early indication of its effectiveness.

•	Phase II studies are generally conducted with a relatively small number of subjects to:
• evaluate dosage tolerance and appropriate dosage;
• identify possible adverse effects and safety risks; and
• evaluate preliminarily the efficacy of the drug for specific indications in patients with the disease or condition under study.
•
Phase III studies, commonly referred to as pivotal studies, are typically conducted when phase II clinical trials demonstrate that a dose range of the drug candidate is effective and has an acceptable safety profile. Phase III clinical trials are undertaken with large numbers of patients (several hundred to several thousand) to further evaluate dosage, to provide substantial evidence of clinical efficacy and to further test for safety in an expanded and diverse patient population at multiple, geographically dispersed clinical trial sites.

•	Phase IV post-approval studies, to further assess the drug’s safety and effectiveness, are sometimes required by the FDA as a condition of approval.

Our phase I, phase II and phase III testing may not be completed successfully within any specified period, if at all. The commencement and completion of our clinical trials could be delayed or prevented by several factors, including:

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
•
death of, or serious adverse effects experienced by, one or more patients during a clinical trial for reasons not related to the study drug, including the advanced stage of the patient’s disease or medical condition;

•	uncertain dosing issues;
•	inability to monitor patients adequately during and after treatment;
•	inability or unwillingness of contract laboratories to follow good laboratory practice regulations;
•	inability or unwillingness of clinical investigators to follow our clinical protocols or good clinical practice requirements generally; and
•	inability or unwillingness of other third-parties to perform data collection and analysis in a timely or accurate manner.

We do not know whether planned clinical trials will begin on time, will need to be restructured or will be completed on schedule, if at all. We may not be able to enroll and retain sufficient patients to complete our trials in a timely manner or at all. The indications for which we are conducting or plan to conduct trials have relatively small patient populations, as a result, patient enrollment may be time consuming and may require us to open a large number of sites. Significant delays in clinical trials could significantly increase our development costs and extend our development timeline, which would impede our ability to commercialize drug candidates and generate revenue.

In addition, the favorable results in earlier stage clinical trials do not ensure that the results of late stage trials will be favorable or that they will be adequate to demonstrate the safety and efficacy of the drug candidate or to support an approval application. Furthermore, the FDA, IRB or sponsor may suspend or terminate clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

New Drug Application. The results of the preclinical testing and of the clinical trials, together with other detailed information, including extensive manufacturing information and information on the composition of the product, are submitted to the FDA in the form of an NDA requesting approval to market the product for one or more specified indications. The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use.

Once the NDA submission has been accepted for filing, by law the FDA has 180 days to review the application and respond to the applicant. The review process is often significantly extended by FDA requests for additional information or clarification. The FDA may refer the NDA to an advisory committee for review, evaluation and recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. The FDA may deny approval of an NDA if the applicable statutory and regulatory criteria are not satisfied, or it may require additional clinical data or an additional phase III clinical trial. Even if such data are submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret data. Once the FDA approves an NDA or supplement thereto, the FDA may withdraw the approval if ongoing regulatory requirements are not met or if safety problems are identified after the drug reaches the market. Where a withdrawal may not be appropriate, the FDA still may seize existing inventory of such product or require a recall of any product already on the market or require label changes. In addition, the FDA may require testing, including phase IV clinical trials, risk minimization action plans, and surveillance programs to monitor the effect of approved products, which have been commercialized. The FDA has the authority to prevent or limit further marketing of a drug based on the results of these post-marketing programs.

Drugs may be marketed only for the approved indications and in accordance with the provisions of the approved labelling. Changes to some of the conditions established in an approved application, including changes in indications, labelling, or manufacturing processes or facilities, require submission and FDA approval of a new NDA or a supplement to the existing NDA. An NDA supplement for a new indication typically requires clinical data similar to that in the original application, and the FDA uses the same procedures and actions in reviewing NDA supplements as it does in reviewing NDAs. We intend to prepare for filing by Roche NDA supplements for CellCept for all of our indications currently under development.

Before approving an application, the FDA will inspect the facility or the facilities at which the finished drug product (and sometimes the active drug ingredient) is manufactured, and will not approve the product unless current good manufacturing practice compliance is satisfactory. The FDA may also inspect the clinical sites at which the trials were conducted to assess their compliance, and will not approve the product unless compliance with good clinical practice requirements is satisfactory. If the FDA concludes that the application demonstrates that the product is safe and effective for the proposed indication, and that the manufacturing process and the manufacturing facilities are acceptable, the FDA will issue an approval letter. If the FDA concludes that the application, manufacturing process or manufacturing facilities are not acceptable, the FDA will outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the statutory and regulatory criteria for approval and may deny the application, limit the indication for which the drug is approved, add new warnings, precautions, or Adverse Reactions to the final labelling, or require additional post-approval testing. The FDA does not require reinspection of a manufacturing facility for compliance with current good manufacturing practice prior to approval of a new indication for an approved drug, provided there is no change to the drug from a chemical, manufacturing and control perspective, as in the case of our CellCept projects.

The testing and approval processes require substantial time, effort, and financial resources, and each may take several years to complete. The FDA may not grant approval on a timely basis, or at all. Even if we believe that a clinical trial has demonstrated safety and efficacy of one of our products for the treatment of a disease, the results may not be satisfactory to the FDA. Preclinical and clinical data may be interpreted by the FDA in different ways, which could delay, limit or prevent regulatory approval. We may encounter difficulties or unanticipated costs in our efforts to secure necessary governmental approvals, which could delay or preclude us from marketing products. The FDA may limit the indications for use or place other conditions on any approvals that could restrict the commercial application of the products. After approval, certain changes to the approved product, such as adding new indications, manufacturing changes, or additional labelling claims are subject to further FDA review and approval. Depending on the nature of the change proposed, an NDA supplement must be filed and approved before the change may be implemented. For many proposed post-approval changes to an NDA, including the new indications we are pursuing for CellCept, the FDA has up to 180 days to review the application. As with new NDAs, the review process is often significantly extended by FDA requests for additional information or clarification.

If regulatory approval of a product or new indication for an existing product is obtained, we (and our partners) will be required to comply with a number of post-approval requirements. We (and our partners) also will be required to comply with other regulatory requirements, including current good manufacturing practice regulations and adverse event reporting. Holders of an approved NDA are required to report certain adverse reactions and production problems, if any, to the FDA, to provide updated safety and efficacy information and to comply with requirements concerning advertising and promotional labelling for their products. Drug manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including current good manufacturing practice regulations, which impose certain procedural and documentation requirements upon drug manufacturers. Accordingly, manufacturers must continue to expend time, money, and effort in the areas of production and quality control to maintain compliance with current good manufacturing practice regulations and other regulatory requirements.

In the course of practicing medicine, physicians may prescribe legally available drugs for an indication that has not been approved by the FDA and which, therefore, is not described in the product’s approved labelling — a so-called “off-label use.” We are aware that some physicians may be prescribing CellCept for the treatment of a variety of autoimmune diseases although neither we nor Roche market CellCept for the treatment of any autoimmune disease and the FDA has not approved the use of CellCept for the treatment of any autoimmune disease. The FDA does not regulate the behaviour of physicians in their choice of treatments. The FDA and other governmental agencies do, however, restrict communications on the subject of off-label use by a manufacturer or those acting on behalf of a manufacturer. Simply put, companies may not promote FDA-approved drugs for off-label uses. Accordingly, we may not market CellCept for an off-label use. However, the FDA and other governmental agencies do permit a manufacturer (and those acting on its behalf) to engage in some limited, non-misleading, non-promotional speech regarding unapproved products or indications. We believe that our pre-approval communications constitute lawful activities and we have policies and procedures in place to regulate them. We have implemented and will continue to implement policies and procedures to ensure that our pre-approval communications comply with applicable law. If such policies and procedures are inadequate or not adhered to, our pre-approval communications could result in violations of law which could harm our business. The FDA and other governmental agencies actively enforce laws and regulations prohibiting promotion of off-label uses and the promotion of products for which marketing clearance has not been obtained and may disagree that all of our communications comply with our restrictions on off-label promotion. The federal government has sought large civil fines and criminal penalties against manufacturers for alleged improper promotion, and the FDA has enjoined numerous companies from engaging in off-label promotion.

We engage in medical education activities that, if conducted in accordance with FDA guidelines, are excluded by the FDA from consideration as promotional activities and, therefore, excluded from scrutiny under the FDA’s regulations governing off-label promotion. While we believe that we are currently in compliance with the FDA guidelines governing education activities and the FDA regulations prohibiting off-label promotion, the guidelines and regulations are subject to varying interpretations, which are evolving, and the FDA may disagree that all of our activities comply with applicable restrictions on pre-approval promotion. Failure to comply with these requirements in the past or with respect to future activities can result in enforcement action — including civil and criminal sanctions by the FDA and other federal and state governmental bodies, including the Department of Justice and the Office of the Inspector General of the Department of Health and Human Services — which would harm our business and could have a material adverse effect on our business, financial condition and profitability. Any such enforcement action might be directed at both our company and our pharmaceutical partner(s), which could have an additional chilling effect on our ability to enter into new relationships with pharmaceutical companies.

Further, our agreement with Roche, and likely future agreements with other pharmaceutical companies, contains provisions requiring us to comply with applicable laws and regulations, including the FDA’s restriction on the promotion of off-label uses. Accordingly, if it were determined that we violated the FDA’s rules governing off-label promotion in connection with our educational or, in the future, marketing efforts, we might be found to be in material breach of our agreement. If we failed to cure the breach, we might lose our rights to CellCept under the agreement.

Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States. Orphan drug designation must be requested before submitting an NDA or supplement thereto. After the FDA grants orphan drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process. Generally, the first developer that receives FDA orphan drug designation and subsequently receives FDA approval of a drug for the disease for which it has such designation, is entitled to a seven-year exclusive marketing period in the United States for that product, for that indication. During the seven-year period, the FDA may not approve any other applications to market the same drug for the same disease, except in limited circumstances. In October 2005, we filed for orphan drug designation with the FDA for CellCept in both lupus nephritis and myasthenia gravis. We received orphan designation for CellCept in myasthenia gravis in January 2006. We expect to file an application with the FDA in early 2006 for orphan drug designation for CellCept in pemphigus vulgaris. The FDA has in the past granted an orphan drug designation to drug candidates for the treatment of lupus nephritis. However, if the FDA were to determine that the number of individuals affected by lupus nephritis in the United States is now great enough that it can no longer be considered a rare disease, we would be unable to obtain an orphan drug designation for lupus nephritis. We may not be granted orphan drug designation for additional diseases and we cannot guarantee that orphan drug exclusivity will provide us with a material commercial advantage. However, we believe that orphan drug designation and patient brand loyalty within the transplant and autoimmune disease markets will slow the rate of generic erosion for CellCept. Other companies have also sought orphan designation for their drugs for the same indications for which we intend to develop CellCept. We cannot be certain that these competitive products will not receive approval as orphan drugs before we do, which could adversely impact the marketing of our product.

International Regulation

In addition to being subject to the laws and regulations in the United States, we will be subject to a variety of laws and regulations in those other countries in which we seek to study and commercialize drug products, including CellCept. European and Canadian regulatory requirements and approval processes are similar in principle to those in the United States. Whether or not we obtain FDA approval for a product, we must obtain approval of a product by the comparable regulatory authorities of the European Union, European countries, Canada and other countries before we can commence clinical trials or marketing of the product in those countries. The approval process may be longer or shorter than that required for FDA approval. The requirements governing pricing, reimbursement, clinical trials, and to a lesser extent, product licensing vary from country to country.

In the European Union, there are two ways that a company can obtain multi-state marketing authorization for a pharmaceutical product. The first route is the “centralized procedure.” This procedure is compulsory for certain pharmaceutical products, in particular pharmaceutical products derived from biotechnology, but is also available for pharmaceutical products containing a new active substance or whose applications constitute a significant innovation. Under this procedure the applicant nominates a rapporteur, who is the co-ordinator for the evaluation of an application for marketing authorization, and co-rapporteur. A marketing authorization granted under the centralized procedure is valid in all Member States of the European Union. The second route to obtain marketing authorization in the European Union is the “mutual recognition procedure.” Application is made in all the Member States in which the marketing of the product is sought but the applicant chooses one Member State to act as the “reference Member State” and to prepare an assessment report. Within 90 days of receipt of such report, each Member State applied to may object to the approval if it believes the product raises a potential serious risk to public health. If the Member States do not reach an agreement on whether the approval should be granted or rejected, the matter is referred to the European Union relevant authority whose opinion is then forwarded to the European Commission. The European Commission makes the ultimate decision, which in most cases follows the European Union relevant authority’s opinion.

To obtain marketing approval in Canada, we must provide Canada’s Therapeutic Products Directorate with clinical data that demonstrate safety and efficacy for the new indications in humans. The data is provided in a new drug submission or in a supplemental new drug submission. We cannot market CellCept for the new indications in Canada until a supplemental new drug submission is approved by the Therapeutic Products Directorate. If the Therapeutic Products Directorate approves a supplemental new drug submission, the Therapeutic Products Directorate issues a marketing approval, known as a notice of compliance, for the new indications.

Third-Party Reimbursement and Pricing Controls

In the United States and elsewhere, sales of pharmaceutical products depend in significant part on the availability of reimbursement to the consumer from third-party payors, such as government and private insurance plans. Third-party payors are increasingly challenging the prices charged for medical products and services and shifting more of the cost of pharmaceutical products, particularly those deemed not to be cost-effective, to consumers. It will be time consuming and expensive for us to go through the process of seeking reimbursement from Medicare and private payors. Recent legislation also will reduce payments for pharmaceuticals made available to consumers eligible for safety-net coverage under Medicaid. CellCept or other products from which we may receive revenue in the future may not be considered cost-effective, and reimbursement may not be available or sufficient to allow these products to be sold on a competitive and profitable basis.

In many foreign markets, including the countries in the European Union and Canada, pricing of pharmaceutical products, in particular reimbursed products, is subject to governmental control. In the European Union, a product must receive specific country pricing approval in order to be reimbursed in that country. The pricing approval in the Member States of the European Union can take many months, and sometimes years, to obtain. In Canada, pricing must be approved by the Patented Medicine Prices Review Board, government and third-party payors. In addition, the provincial governments have the authority to assess the reimbursement status, if any, and the pricing of newly approved drugs, pharmaceutical products and pharmaceutical product indications. Obtaining price approval from the Patented Medicine Prices Review Board and provincial governments can take six to twelve months or longer after the receipt of the notice of compliance.

In the United States, there have been, and we expect that there will continue to be, a number of federal and state proposals to implement similar governmental pricing control. The adoption of such proposals could harm our business and financial condition.

Anti-Kickback and False Claims Laws

In the United States, we are subject to various federal and state laws pertaining to healthcare “fraud and abuse,” including anti-kickback and false claims laws. The federal Anti-Kickback Law makes it illegal for any person, including a prescription drug manufacturer (or a party acting on its behalf) to knowingly and willfully solicit, offer, receive or pay any remuneration, directly or indirectly, in exchange for, or to induce, the referral of business, including the purchase, order or prescription of a particular drug, for which payment may be made under federal healthcare programs such as Medicare and Medicaid. The federal government has issued regulations, commonly known as safe harbors, that set forth certain provisions which, if fully met, will assure healthcare providers and other parties that they will not be prosecuted under the federal Anti-Kickback Law. Although full compliance with these provisions ensures against prosecution under the federal Anti-Kickback Law, the failure of a transaction or arrangement to fit within a specific safe harbour does not necessarily mean that the transaction or arrangement is illegal or that prosecution under the federal Anti-Kickback Law will be pursued. Violations of the law are punishable by up to five years in prison, criminal fines, administrative civil money penalties, and exclusion from participation in federal healthcare programs. In addition, many states have adopted laws similar to the federal Anti-Kickback Law. Some of these state prohibitions apply to referral of patients for healthcare services reimbursed by any source, not only the Medicare and Medicaid programs. Due to the breadth of these laws, and the potential for additional legal or regulatory change addressing some of our practices, it is possible that our current education practices or future sales and marketing practices or our relationships with physicians might be challenged under anti-kickback laws, which could harm us. In anticipation of commercializing a product or products which may be reimbursed under a federal healthcare program and other governmental healthcare programs, we are in the process of developing a comprehensive compliance program that will seek to establish internal controls to facilitate adherence to the rules and program requirements to which we may be or may become subject.

False claims laws prohibit anyone from knowingly presenting, or causing to be presented, for payment to third-party payors (including Medicare and Medicaid) claims for reimbursed items or services, including drugs, that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Our future activities relating to the reporting of wholesaler or estimated retail prices for our products, the reporting of Medicaid rebate information and other information affecting federal, state and third-party reimbursement of our products, and the sale and marketing of our products, are subject to scrutiny under these laws. In addition, pharmaceutical companies have been prosecuted under the federal False Claims Act in connection with their off-label promotion of drugs. Suits filed under the False Claims Act, known as “qui tam” actions, can be brought by any individual on behalf of the government and such individuals (known as “relators” or, more commonly, as “whistleblowers”) may share in the amounts paid by the entity to the government in fines or settlement. Penalties for a violation include three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 and $11,000 for each separate false claim. In addition, certain states have enacted laws modelled after the federal False Claims Act. If the government were to allege that we were or our partners were, or convict us or our partners of, violating these false claims laws, we could be harmed, be subject to a substantial fine and suffer a decline in our stock price.

Manufacturing and Supply

Roche is responsible for manufacturing CellCept. We do not currently operate manufacturing facilities for clinical or commercial production, as our business model is to rely on and leverage the manufacturing and distribution infrastructure of our collaborators and third party contract manufacturers. However, we may in the future outsource the manufacturing of supply for our clinical trials to third parties other than Roche, subject to approval from Roche and the FDA. Future collaborations may however require us to establish our own manufacturing facilities. Manufacture of pharmaceuticals is subject to extensive current good manufacturing practice regulations, which impose various procedural and documentation requirements and govern all areas of record keeping, production processes and controls, personnel and quality control. The FDA enforces the current good manufacturing practice requirements through periodic, unannounced inspections of registered manufacturing facilities. Future FDA inspections may identify compliance issues at our facilities or at the facilities of our licensors or contract manufacturers that may disrupt production or distribution, or require substantial resources to correct. In addition, discovery of problems with a product or the failure to comply with current good manufacturing practice regulations or other regulatory requirements may result in restrictions on a product, manufacturer, or holder of an approved NDA, including interruption or discontinuation of production, cost increases, criminal or civil penalty, withdrawal or recall of the product from the market or other voluntary or FDA-mandated action that could delay or prevent further marketing. Also, new government requirements may be established that could delay or prevent regulatory approval of products under development. Because we will depend on our partners and other third parties to conduct manufacturing operations, we have limited ability to control these activities, all of which are fundamental to our business and potential success.

Competition

General

The development and commercialization of new drugs is intensely competitive. There are no barriers prohibiting other companies from adopting an indication partnering business model. We compete for product candidates as well as for highly experienced personnel and resources. In general, the acquisition or licensing of pharmaceutical products is very competitive, and a number of more established companies, including specialty pharmaceutical and biotechnology companies worldwide, have acknowledged strategies to license or acquire product rights. These companies may have competitive advantages due to their size, financial resources and institutional experience, as may other emerging companies taking similar or different approaches to product acquisitions and indication partnering.

Additional mergers and acquisitions in the pharmaceutical industry may result in even more resources being concentrated in our competitors. Competition may increase further as a result of greater availability of capital for investment in these fields. Our ability to compete successfully will be based in part on our ability to:

•	identify marketed products or products in development that have strong potential for utility outside their core indications for which they have been approved or are in development;
•	successfully negotiate partnering and collaborative agreements with partners;
•	attract and retain qualified scientific, medical, product development, pharmaceutical marketing and regulatory personnel that integrate well with our collaborators;
•	actively and effectively manage a portfolio of products in development and commercialization;
•	obtain regulatory approvals for the indications we seek to develop with our partners; and
•	build and sustain a specialized field sales force.

CellCept

In the transplant market, CellCept currently competes with Myfortic, which is marketed by Novartis. Myfortic is approved only for the prevention of kidney rejection. If additional indications are approved for CellCept, Novartis may choose to compete in these markets by also pursuing clinical trials and regulatory approvals in autoimmune indications. If approved, CellCept will compete with immunosuppressants, the current standard of care for the treatment of autoimmune diseases, such as steroids and cytotoxic agents, including cyclophosophamide, cyclosporine and azathioprine. In addition, we are aware that the following companies have products in development or on the market that may be competitive with CellCept in lupus nephritis: La Jolla Pharmaceuticals Co., Prometheus Laboratories, Inc., Human Genome Sciences Inc., Genelabs Technologies Inc., Genentech Inc., Teva Pharmaceuticals Ltd., Novartis AG and Bristol Myers Squibb Co. We are also aware that the following companies have products in development that may be competitive with CellCept in myasthenia gravis: Novo Nordisk A/ S, Corixa Corporation and Cambridge Neuroscience, Inc. To our knowledge, two companies are developing potential therapies for pemphigus vulgaris: Alexion Antibody Technologies, Inc. and Peptimmune, Inc. The resources of these companies vary with some having substantially greater financial and other resources than we do.

Third Party Contracts

Roche Agreement

In July 2003, through our subsidiary Aspreva Pharmaceuticals S.A., we entered into an agreement with Roche under which we acquired certain rights relating to Roche’s transplant drug CellCept. CellCept is currently approved in the United States for the prevention of organ rejection in kidney, heart, and liver transplants. Under our agreement with Roche, we have the exclusive right to develop and, upon regulatory approval, promote CellCept for the treatment of autoimmune diseases throughout the world, except for Japan. This development and promotion right also extends to any prescription pharmaceutical product having the same active ingredient as CellCept (or any salt, ester, or metabolite thereof), in all forms or formulations for which Roche seeks regulatory approval.

The agreement establishes a joint committee consisting of representatives from both parties that will operate by consensus to oversee our development and promotional activities in the autoimmune field. In the event that this joint committee is unable to reach consensus on an issue, the dispute will be escalated to the senior management of the parties. Unless and until senior management reaches agreement on such dispute, neither party will have the right to implement any changes to the status quo that would result from resolution of such matter.

Under our agreement with Roche, we are obligated to conduct clinical development in autoimmune indications pursuant to a development plan approved on an annual basis by the joint committee. We are responsible for conducting (or having conducted) the clinical trials specified in the development plan and for preparing all regulatory filings in connection with these trials. Subject to Roche’s approval of any regulatory filings that we prepare, Roche will submit these filings, in its own name, to the proper regulatory authorities. Roche will own any resulting regulatory approvals. Roche will be responsible for reporting all adverse events relating to CellCept to appropriate authorities, and Roche retains control over the global safety database for CellCept. Subject to certain limits, Roche will supply CellCept and placebo for our development efforts at a price equal to Roche’s fully burdened manufacturing cost.

Upon regulatory approval, our commercialization of CellCept for use in the treatment of autoimmune diseases is to be conducted pursuant to a commercialization plan approved on an annual basis by the joint committee. We are responsible for the marketing and advertising of CellCept in accordance with the commercialization plan (including the development of advertising and promotional materials) and for fielding a sales promotion force that will make detailing presentations to prescribing physicians. The commercialization plan will establish minimums as to size of sales promotion force with respect to these detailing presentations. In accordance with our agreement with Roche, we implemented a call center for providing medical information services in autoimmune disease to respond to unsolicited requests for information. In addition, we are responsible for establishing phase IV registries if required to do so by regulatory authorities. Roche will continue to take orders for, invoice, and book all sales of CellCept and will continue to be responsible for the manufacture and distribution of CellCept for all uses. Roche will set the selling prices for CellCept in all dosages and formulations as well as any applicable credit terms and return policies.

We are not obligated to make any upfront, milestone, or royalty payments to Roche under the agreement. However, we are solely responsible for all costs and expenses that we incur in developing and commercializing CellCept in autoimmune diseases.

In consideration for our efforts, under our agreement, we are entitled to receive, on a quarterly basis, an equal share of Roche’s quarterly net sales allocable to increased use of CellCept for the treatment of autoimmune diseases. In order to determine which portion of Roche’s net sales is allocable to such increased autoimmune use, the following three amounts are subtracted from Roche’s aggregate net sales for the applicable quarter: (a) the amount of such net sales that are attributable to use of CellCept in transplant indications; (b) a quarterly baseline amount; and (c) distribution charges, fixed at a mid-single digit percentage of net sales for the duration of the contract. For the purpose of these calculations, all values representing sales of CellCept are to be denominated in Swiss Francs, and all sales made in other currencies are to be converted into Swiss Francs in accordance with Roche’s standard practices at the time of sale. The agreement contemplates possible upward adjustment of the baseline in the event more accurate bone marrow data becomes available, and appropriate upward or downward modifications to the baseline dollar value in the event of changes in the average unit selling price of CellCept, withdrawals and recalls of CellCept from particular markets, or our termination of the agreement with respect to one or more particular countries but not the entirety of the territory we have been licensed. Adjustments upward to the baseline are subject to a cap of approximately 130% of the initially negotiated baseline. Beginning April 2005, we started sharing equally with Roche in the net sales of CellCept for non-transplant indications above our negotiated baseline.

The parties apply a proprietary sales tracking methodology to data collected during the year in order to calculate Roche’s transplant sales. This sales tracking methodology consists of two primary elements: a “bottoms up” detailed analysis of sales in the United States and the five major European market countries (Italy, Germany, France, U.K. and Spain), and a model for extrapolating sales in all other countries based upon performance in those major market countries. Data for these analyses are derived from multiple sources, including patient-level audits of all transplant medicines to capture patient market share by transplant medicines, data from national transplant patient registries such as United Network for Organ Sharing, qualitative and quantitative market research, and supplemented comprehensive third party data used to validate market assumptions. Changes to this sales tracking methodology require approval of the joint committee. We and Roche each have the right at our own expense, to propose modifications to our agreed upon sales tracking methodology at any time to the joint committee to enhance the validity or reliability of that methodology. In that event the joint committee is obligated to review any proposal in good faith, with the overriding obligation to ensure fair and accurate compensation to each party by tracking as accurately as reasonably possible, purchases of CellCept in the respective indications, balancing the desirability of increased accuracy against the costs of obtaining such accuracy.

In December 2005 Aspreva and Roche made improvements to the existing tracking methodology which will increase the alignment between initial quarterly royalty payments and audited royalty payments. As a result of these efforts, minor changes in the sales tracking methodology were agreed to and were adopted effective in the fourth quarter of 2005.

Absent early termination for the reasons set forth below, revenue sharing under the agreement will continue until the end of 2017, after which time we will receive a reduced royalty on net sales of CellCept for three years. Either party may terminate the agreement early if tracked CellCept sales for non-transplant indications are less than the baseline amount over four consecutive quarters or if CellCept is withdrawn or recalled from the market. In addition, we may terminate the agreement, at our discretion, on a country-by-country basis, upon advance notice to Roche. In the event that either party commits an uncured material breach of the agreement, the other party will have no express right to terminate the agreement but may seek remedies through a dispute resolution procedure involving arbitration.

We own any inventions related to CellCept that are invented solely by our employees as a result of our activities under the agreement. CellCept inventions that are invented jointly by us and by Roche will be jointly owned by us and Roche, as will any associated patents. The parties’ rights and obligations with respect to the prosecution, maintenance, and enforcement of such jointly owned patents will be determined by the joint committee. We and Roche have agreed to a set of procedures to address third party infringement of certain of our or Roche’s patents relating to CellCept. Roche has the first right to bring an infringement action under these patents, and we have the right to share in any monetary awards obtained by Roche as a result. If Roche elects not to bring an infringement action under these patents, we have the option to do so ourselves, and Roche will share in any monetary awards obtained by us as a result. In the event of a claim that our or Roche’s activities under the agreement infringe the intellectual property rights of a third party, Roche is obligated to indemnify us against such claim, but only if such claim is not based solely on the use of CellCept for the treatment of autoimmune diseases. In the case of an infringement claim that is based solely on the use of CellCept for the treatment of autoimmune diseases, Roche will be entitled to offset a substantial portion of its costs of defending such claim against payments due to us under the Agreement.

Roche retains ownership of the CellCept trademark and we possess a non-exclusive license to use this trademark in connection with the promotion and detailing of CellCept for use in autoimmune indications.

Subject to specified exceptions, Roche is obligated to indemnify us against claims arising from the sale of CellCept or failure of CellCept to comply with applicable specifications, certain claims involving Roche’s distributors, and certain third party personal injury or economic loss relating to CellCept. Excluded from this indemnity are certain economic losses relating to product labelling or marketing material with respect to use of CellCept in the autoimmune field, which the parties will share. We will be permitted to offset our share of these losses against payments due to us under the agreement. Each party also has an indemnification obligation to the other with respect to certain claims arising from such party’s negligence or willful misconduct, breach of the agreement or violation of applicable law, or statements that made by such party that are inconsistent with CellCept marketing materials.

Intellectual Property

Our success depends in part on our ability to obtain and maintain proprietary protection for our product candidates, technology and know-how, to operate without infringing on the proprietary rights of others and to prevent others from infringing our proprietary rights. As for the pharmaceutical products we develop and commercialize, as a normal course of business, we intend to pursue composition of matter patents, where possible, and dosage and formulation patents, as well as both method and use patents on novel indications for known compounds, either alone or jointly with our collaborators, as our collaboration agreements dictate. We also rely on trade secrets, know-how, continuing technological innovation and in-licensing opportunities to develop and maintain our proprietary position.

We have the exclusive rights from Roche to develop and promote CellCept in the field of autoimmune disease in all countries other than Japan. Roche owns the patents covering the composition of matter of CellCept. The United States patent covering CellCept expires in May 2009. Counterparts of this patent expire in most European countries in late 2010 or early 2011, but in some instances expire as early as 2007. Roche patents covering the process for manufacture of CellCept expire in the United States in July 2012, and in most other countries in July 2013. We and Roche expect that following expiration of all these patents competitors may manufacture and sell generic versions of CellCept, at a lower price, which would reduce CellCept’s revenues. In certain jurisdictions, including most Canadian provinces, legislation mandates generic substitution for brand name drugs. If competitors devise a means to manufacture CellCept which does not infringe Roche’s patents covering the process for manufacture, competitors may seek to sell generic versions of CellCept upon expiration of the composition of matter patents, which occurs in some countries as early as 2007.

The patent positions of biotechnology and pharmaceutical products like those we intend to develop and commercialize are generally uncertain and involve complex legal and factual questions. The biotechnology and pharmaceutical industries are characterized by extensive litigation regarding patents and other intellectual property rights. Our ability to maintain and solidify our proprietary position for our products will depend on our success in obtaining effective claims and enforcing those claims once granted. We do not know whether any of our patent applications that we may file or license will result in the issuance of any patents. The issued patents that we have licensed and those that we may license in the future, or that we may own, may be challenged, invalidated or circumvented, and the rights granted under any issued patents may not provide us with proprietary protection or competitive advantages against competitors with similar technology. Furthermore, our competitors may independently develop and commercialize similar products or duplicate our business model and strategy. Because of the extensive time required for clinical development and regulatory review of a product we may develop, it is possible that, before any of our products can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby reducing any advantage of the patent.

In addition to patents, we rely on trade secrets to protect our business model and approach, especially where patent protection is believed not to be appropriate or obtainable. With respect to our proprietary process for evaluating clinical and scientific data and identifying drugs and drug candidates having potential application to our business, we possess trade secret and copyrights in the process, algorithms and user interfaces associated with the process. We also possess important trade secret information in the output of that proprietary process. However, trade secrets are difficult to protect. We attempt to protect our proprietary technology, in part, with appropriate agreements with our employees, consultants and collaborators. These agreements may not provide meaningful protection. Also, these agreements may be breached and we may not have an adequate remedy for any such breach. In addition, our trade secrets may become known or independently developed by a third party, or misused by any collaborator to whom we disclose such information.

Our commercial success will depend in part on not infringing proprietary rights of third parties. It is uncertain whether the issuance of any third party patent would require us to alter our development or commercial strategies, or our products or processes, obtain licenses or cease certain activities. Our breach of our license agreements or failure to obtain a license to technology that we may require to develop or commercialize our future products may have a material adverse impact on us. One or more third party patents or patent applications may conflict with patent applications to which we have rights. Any such conflict may substantially reduce the coverage of any rights that may issue from the patent applications to which we have rights. If third parties prepare and file patent applications in the United States that also claim technology to which we have rights, we may have to participate in interference proceedings in the United States Patent and Trademark Office to determine priority of invention.

Scientific research has been conducted for many years in the areas in which we have focused our development efforts, which has resulted in third parties having a number of issued patents and pending patent applications. Patent applications in the United States and elsewhere are published only after 18 months from the priority date. The publication of discoveries in the scientific or patent literature frequently occurs substantially later than the date on which the underlying discoveries were made. Therefore, patent applications relating to products similar to CellCept and any future products may have already been filed by others without our knowledge.

Under our agreement with Roche, we received a non-exclusive license to use the CellCept trademark and all other related trademarks in connection with the promotion and detailing of CellCept for use in autoimmune indications. Roche has retained ownership of the CellCept trademark worldwide.

Employees

As of December 31, 2005, we had 106 full time employees, of whom 47 were engaged in clinical, regulatory affairs and business development, 27 were engaged in commercial planning, market research and medical education, and 32 were engaged in administration and finance. All of our employees have entered into non-disclosure agreements with us regarding our intellectual property, trade secrets and other confidential information. None of our employees are represented by a labor union or covered by a collective bargaining agreement, nor have we experienced any work stoppages. We believe that we maintain satisfactory relations with our employees. If we receive regulatory approval to market CellCept for any of our target indications, we intend to develop a sales promotion force, which would significantly increase the number of our employees.

Executive Officers of the Registrant

The following table sets forth our executive officers their ages and the positions they hold as of January 31, 2006.

Name	Age	Position

Richard M. Glickman	47	Chief Executive Officer and Chairman
Noel F. Hall	44	President and Director
Bruce G. Cousins, C.A.	45	Chief Financial Officer
Reinhard W. A. Baildon, M.D., Ph.D.	49	Executive Vice President, Clinical and Regulatory Affairs

Richard M. Glickman is a co-founder of Aspreva and has been our Chairman of the Board and Chief Executive Officer since January 2002. In 1990, Mr. Glickman co-founded Stressgen Biotechnologies Corporation, a biotechnology company, and served as its Chief Executive Officer until 2000. Since 2000, Mr. Glickman has served as the Chairman of the Board of Vigil Health Solutions Inc., a healthcare services company. Mr. Glickman holds a B.Sc. in Microbiology and Immunology from McGill University. Mr. Glickman resides in Sidney, British Columbia.

Noel F. Hall is a co-founder of Aspreva and has been our President and a member of our board of directors since January 2002. In 1995, Mr. Hall co-founded the life sciences practice of Hill and Knowlton, a consulting firm, and until 2002 served as head of global strategic planning for the firm’s worldwide pharmaceutical consulting practice. From 1992 to 1995, Mr. Hall was Director of Corporate Affairs for the United Kingdom and Northern Europe for The Wellcome Foundation Ltd., now part of GlaxoSmithKline plc, a pharmaceutical company. From 1985 to 1990, Mr. Hall worked in market development with Abbott Laboratories Ltd., a pharmaceutical company. From 1983 to 1985, Mr. Hall was a regional sales manager with Leo Laboratories Ltd., a pharmaceutical company. Mr. Hall holds an M.L.S.O. from Paddington Technical College, University of Westminster. Mr. Hall resides in Victoria, British Columbia.

Bruce G. Cousins, C.A. has been our Chief Financial Officer since December 2004. From March 2004 to December 2004, Mr. Cousins was our Vice President, Finance and Administration. From 1990 to 2004, Mr. Cousins served in various senior finance and operations positions at Johnson & Johnson, a pharmaceutical company, including World Wide Financial Director for Johnson & Johnson Wound Management. From 1987 to 1990, Mr. Cousins was an accountant with Deloitte & Touche LLP. Mr. Cousins is a Chartered Accountant. Mr. Cousins holds a B.Com. from McMaster University. Mr. Cousins resides in Victoria, British Columbia.

Reinhard W. A. Baildon, M.D., Ph.D. has been our Executive Vice President, Clinical and Regulatory Affairs since December 2003. From 1997 to 2003, Dr. Baildon held various positions within Pfizer Inc., a pharmaceutical company, and most recently served as Vice President and Development Site Head. From 1992 to 1997, Dr. Baildon was a Senior Medical Advisor for BASF Pharma, a pharmaceuticals company and a division of BASF Corporation. From 1987 to 1990, Dr. Baildon practiced internal medicine in Kusel, Germany. Dr. Baildon holds a B.Sc. and an M.Sc. from Simon Fraser University, an M.D. and Ph.D. from Johannes Gutenberg University and an M.B.A. from the Open University. Dr. Baildon resides in Victoria, British Columbia.

There are no family relationships between any of our executive officers or directors.

Financial Information by Business Segment and Geographic Data

We operate in one business segment, indentifying, developing and commercializing existing drugs and drug candidates for new indications. In 2005, our only revenue was from our collaboration agreement with Roche, which is based in Switzerland. We did not have any revenue in 2004 or 2003. Substantially all our long lived assets are located in Canada and we have operations located in Canada, Switzerland, the United States and the United Kingdom.

Company Information

We were incorporated under the Canada Business Corporations Act on December 20, 2001 and were continued to the British Columbia Business Corporation Act on November 19, 2004. We have three wholly-owned subsidiaries: Aspreva Pharmaceuticals S.A., Aspreva Pharmaceuticals, Inc. and Aspreva Pharmaceuticals Ltd. Aspreva Pharmaceuticals S.A. was incorporated under the laws of Switzerland on July 16, 2003 and is the corporate entity through which we collaborate with Roche. Aspreva Pharmaceuticals, Inc. was incorporated under the laws of the State of Delaware on September 9, 2004, and is the entity through which we conduct marketing and service functions in the United States. Aspreva Pharmaceuticals Ltd. was incorporated under the laws of England and Wales on March 29, 2005 and is the entity through which we conduct marketing and service functions in Europe.

Our principal place of business is at 1203 - 4464 Markham Street, Victoria, British Columbia, V8Z 7X8. Our telephone number is (250) 744-2488 and our facsimile number is (250) 744-2498. Our registered office is at c/o Farris, Vaughan, Wills & Murphy LLP, 25 th Floor, 700 West Georgia Street, Vancouver, British Columbia, V7Y 1B3. The phone number for our registered office is (604) 684-9151, and the facsimile number is (604) 661-9349. Our agent for service of process in the United States is CT Corporation System, 111 Eighth Avenue, 13 th Floor, New York, New York 10011. The phone number for CT Corporation System is (212) 894-8940. We also maintain a website at www.aspreva.com. The information contained in, or that can be assessed through our website, is not a part of this Annual Report of Form 10-K.

Our principal legal advisor in Canada is Farris, Vaughan, Wills & Murphy LLP, 25 th Floor, 700 West Georgia Street, Vancouver, British Columbia V7Y 1B3, and our principal legal advisor in the United States is Cooley Godward LLP, Five Palo Alto Square, 3000 El Camino Real, Palo Alto, California 94306. Since our inception, our independent registered public accounting firm has been Ernst & Young LLP, 23 rd Floor, 700 West Georgia Street, Vancouver, British Columbia V7Y 1C7.

Available Information

We make available free of charge through our Internet website, www.aspreva.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Item 1A. Risk Factors.

Risks Related to Our Business

We anticipate that substantially all of our revenue for the foreseeable future will be from royalties based on sales of CellCept and we may not be able to sustain our profitability.

We were incorporated in 2001 and have a limited operating history. Since our inception through December 31, 2005, we have incurred cumulative losses from operations of $5.5 million. Our losses to date have resulted primarily from general and administrative costs relating to our operations and costs related to the clinical development of CellCept for autoimmune indications.

In accordance with the terms of our agreement with Roche, commencing April 1, 2005, we became entitled to a royalty based on an equal sharing of incremental net sales of CellCept in non-transplant indications above a negotiated baseline less a distribution fee, payable on a quarterly basis. This baseline was originally set in July 2003 at CHF 134 million, and is subject to an annual price index adjustment. In July 2005, Roche and Aspreva agreed that the baseline for 2005 would be CHF 123 million, after taking into account the price index adjustment and, for the time being, excluding Japan as a licensed territory under the agreement. Although we were profitable for 2005, future operating results and profitability are not certain and we may not sustain our profitability.

Our operating results may fluctuate from period to period for a number of reasons. In budgeting our operating expenses, some of which are fixed in the short term, we assume that revenues will continue to grow. Even a relatively small revenue shortfall or a small increase in operating expenses may cause our results to be below expectations. A revenue shortfall or increase in operating expenses could arise from any number of factors including:

•	lower than expected revenues on commercial sales of CellCept;
•	higher than expected operating expenses as we further develop CellCept for autoimmune indications, seek additional collaborations and operate as a public company;
•	higher than expected levels of marketing expenses and the expenses of potentially launching CellCept and any future products for our targeted indications; and
•	fluctuations in currency exchange rates.

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

However, we may in the future outsource the manufacturing of CellCept for our clinical trials to third parties other than Roche, subject to approval from Roche and the FDA.

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

If we obtain an orphan drug designation and FDA approval of CellCept for an indication, we would be entitled to seven years of marketing exclusivity for that orphan drug indication. In January 2006, we were granted orphan drug designation for CellCept’s use in myasthenia gravis. However, if a competitor obtained approval of a generic form of CellCept for another indication, such as transplant use, physicians would not be prevented from prescribing the generic drug for the orphan indication during the period of marketing exclusivity. Such prescribing practices could adversely affect the sales of CellCept for the orphan indication.

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

We and our collaborators are also subject to the U.S. federal False Claims Act and U.S. federal Anti-Kickback law. We have developed a comprehensive compliance program that seeks to establish internal controls to facilitate adherence to the rules and program requirements to which we are and will become subject. If, however, we are determined to have violated these and other laws, we could incur significant penalties and be subject to criminal prosecution. Roche might deem any such determination by a governmental authority to constitute a material breach of our agreement. In addition, management's attention could be diverted and our reputation and our ability to enter into future collaborations could be damaged.

If CellCept and any future products do not gain meaningful market acceptance we are not likely to generate significant revenues or sustain profitability.

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

Hospitals or physicians may not choose to administer CellCept or any future product to the entire intended market, if at all. If CellCept and any future products do not achieve meaningful acceptance in their intended markets or if the intended market is smaller than anticipated, we are not likely to generate significant revenues or maintain profitability.

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

Our long-term success depends upon our ability to identify drugs and drug candidates with significant potential and to acquire the rights for those indications from multiple collaborators, thus creating multiple sources of revenue. We face intense competition from other companies for collaborative arrangements with pharmaceutical and biopharmaceutical companies, and there are no barriers prohibiting other companies from adopting our business model. Pharmaceutical and biopharmaceutical companies may also decide to pursue new indications for their products themselves, rather than enter into collaborative arrangements to develop new indications. In addition, accurate sales tracking may be difficult or impossible under future collaborations which may preclude a collaboration or lead to disputes once a collaboration has been established. We currently only have one collaboration. If we are unable to enter into additional collaborations, we will continue to be dependent upon Roche for substantially all our revenues, and we will be limited in our ability to grow our business. In addition, the fact that we are collaborating with Roche, or other potential collaborators, may be viewed negatively by other potential collaborators, making them less likely to enter into arrangements with us.

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

Roche is solely responsible for distributing and selling CellCept. If we obtain approval of CellCept for autoimmune indications, or any future products, we intend to market and promote them through our own sales promotion force in the United States and certain other countries. We currently have no sales promotion capabilities, limited marketing capabilities, limited infrastructure to support such activities, and have limited experience in the commercialization of pharmaceutical products. We may not be able to attract and retain qualified marketing or sales promotion people or be able to establish an effective sales promotion force.

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

Our use of CellCept and other products in clinical trials, and our future promotion of any products, may expose us to product liability claims and associated adverse publicity. We have a global product clinical trial insurance policy, with aggregate coverage of $10.0 million, for countries not requiring a local insurance policy (including USA and Canada). In addition, we have policies in varying amounts for all the other countries in which we are conducting clinical trials, and which do not fall within the scope of our global policy. Our insurance coverage may not protect us against any or all of the product liability claims which could be brought against us in the future. Prior to the commercialization of CellCept in autoimmune indications, we expect to obtain product liability insurance for potential claims associated with our promotion of CellCept. However, we may not be able to obtain or maintain adequate insurance coverage at a commercially reasonable cost or in sufficient amounts or scope to protect us against potential losses. Roche is obligated to indemnify us for any product liability claims, except if the claims arise due to false or misleading promotional activity on our part. In the event a product liability claim is brought against us, we may be required to pay legal and other expenses to defend the claim and, if such a claim is successful, damage awards not covered by our insurance. We may also be obligated to indemnify our collaborators. Defending any product liability claim or claims could require us to expend significant financial and managerial resources.

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

In the transplant market, CellCept currently competes with Novartis' product, Myfortic. If CellCept is approved for any autoimmune indications, Novartis may choose to also pursue clinical trials and regulatory approval for the same indications. If approved, CellCept will also compete with immunosuppressants, such as steroids and cytotoxic agents, including cyclophosphamide, cyclosporine and azathioprine. A cytotoxic agent is an anti-cancer substance that acts by killing or preventing the division of cells. In addition, we are aware of several companies that have products in development or on the market that may be competitive with CellCept in lupus nephritis, myasthenia gravis and pemphigus vulgaris. Some of the companies have commenced clinical trials for products targeting the same markets and indications that we are addressing.

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

In 2005, we increased our number of employees by 53 and, as of December 31, 2005, we had 106 employees. In order to continue the development and potential commercialization of CellCept for autoimmune indications and enter into new collaborations we will need to expand our clinical development, regulatory, marketing and sales promotion capabilities. We currently have operations in Canada, the United States, the United Kingdom, and Switzerland. Our ability to manage our global operations and expected growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to make such improvements in an efficient or timely manner and may discover deficiencies in existing systems and controls. Our ability to develop and commercialize products for new indications and compete effectively, and our future financial performance will depend, in part, on our ability to manage any future growth effectively.

We depend on our executive officers, and if we are not able to retain them or recruit additional qualified personnel, we may be unable to successfully develop or commercialize CellCept.

Our success depends upon the continued contributions of our executive officers and scientific and technical personnel. We are highly dependent on Richard M. Glickman, our Chief Executive Officer, Noel F. Hall, our President, Bruce Cousins, our Chief Financial Officer, and Reinhard W.A. Baildon, our Executive Vice President, Clinical and Regulatory Affairs. Due to the specialized knowledge that each of our executive officers possess with respect to CellCept and our operations, the loss of service of any of our executive officers could delay or prevent the successful completion of the clinical trials necessary for the commercialization of CellCept for lupus nephritis, myasthenia gravis or pemphigus vulgaris and could harm our relationship with Roche. We carry key man life insurance coverage of $1.2 million for each of Richard M. Glickman and Noel F. Hall. We do not carry key man life insurance for any of our other executive officers.

We have employment agreements with each of our executive officers; however, each may terminate their employment upon notice and without cause or good reason. We currently are not aware that any executive officer is planning to leave or retire.

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

Our operations are in many instances conducted in currencies other than the U.S. dollar and fluctuations in the value of currencies relative to the U.S. dollar could cause us to incur currency exchange losses. All amounts paid by Roche to us will be in Swiss Francs. In addition, we currently conduct some operations and incur a portion of our expenses in Canadian dollars, pounds sterling and other foreign currencies. Although we have implemented currency hedging techniques during 2005 to mitigate the impact of currency fluctuations on our financial results, these techniques do not eliminate the effects of currency fluctuations with respect to anticipated revenues or cash flows, and, as they are short term in nature, do not protect us from prolonged periods of currency fluctuations.

CellCept net sales are denominated in multiple currencies and will be converted to Swiss Francs by Roche for the purpose of calculating amounts to be paid to us. To the extent the Swiss Franc increases in value relative to these other currencies, the total aggregate value of CellCept's net sales will decrease and the amount, if any, that we are entitled to may be reduced.

Risks Related to Regulatory Matters

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

We expect to rely in part on the results of CellCept clinical trials that were previously performed by or on behalf of Roche and on clinical trials that were previously performed or are being performed by third-party physicians. These trial results may not be predictive of the results of the clinical trials that we plan to conduct for the purposes of our targeted indications. In addition, the results of prior clinical trials may not be acceptable to the FDA or other regulatory authorities because the data may be incomplete, outdated or not otherwise acceptable for inclusion in our submissions for regulatory approval for CellCept in autoimmune indications.

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

Our ability to obtain, and the timing of, regulatory approval for CellCept in any autoimmune indication depends in part on our ability to successfully complete clinical trials of CellCept in that autoimmune indication. The ability to complete clinical trials depends, in part, on the rate of patient enrollment and patient retention, which is a function of many factors, some of which are beyond our control. In particular, because some of our clinical trials will be blinded so that some patients receive CellCept and others receive another drug or a placebo, and because CellCept is marketed for transplant indications and prescribed by physicians, patients may not want to participate in a clinical trial in which they could receive a placebo or drug other than CellCept.

If third-party clinical research organizations do not perform in an acceptable and timely manner, our clinical trials could be delayed or unsuccessful.

We have limited experience as a company in conducting and managing clinical trials, and rely on third parties, including contract research organizations, outside consultants and principal investigators to assist us in managing, monitoring and conducting our clinical trials. We rely on these parties to assist in the recruitment of sites for participation in clinical trials, to maintain positive relations with the clinical sites and to ensure that these sites conduct the trials in compliance with the protocol and our instructions. If these third parties fail to perform satisfactorily or do not adequately fulfill their obligations to us, our clinical trials may be delayed or unsuccessful. The FDA or other regulatory agencies may inspect some of our clinical sites or our third-party vendors' sites, to determine if our clinical trials are being conducted according to current good clinical practices. If the FDA or another applicable regulatory agency determines that our third-party vendors are not in compliance with applicable regulations, we may be required to delay, repeat or terminate such clinical trials. Any delay, repetition or termination of our clinical trials could prevent or delay the commercialization of CellCept for autoimmune indications and any other future product candidate.

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

In some countries other than the United States, particularly the countries of the European Union and Canada, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, obtaining pricing approval from governmental authorities can take six to twelve months or longer after the receipt of regulatory marketing approval of a product for an indication. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of a product that is the subject of a collaboration with us to other available therapies. If reimbursement of such products is unavailable or limited in scope or amount or if pricing is set at unsatisfactory levels our revenues could be reduced.

Domestic and foreign governments continue to propose and pass legislation designed to reduce the cost of healthcare, including drugs. In the United States, there have been, and we expect that there will continue to be, federal and state proposals to implement similar governmental control. In addition, increasing emphasis on managed care in the United States will continue to put pressure on the pricing of pharmaceutical products. For example, the Medicare Prescription Drug Improvement and Modernization Act of 2003 reforms the way Medicare will cover and reimburse for pharmaceutical products. The legislation expands Medicare coverage for drug purchases by the elderly and has resulted in a new reimbursement methodology based on average sales prices for certain drugs. In addition, the new legislation provides authority for limiting the number of outpatient drugs that will be covered in any therapeutic class. As a result of the new legislation and the expansion of federal coverage of drug products, we expect that there will be additional pressure to contain and reduce costs. The Medicaid program has recently been modified and state healthcare laws and regulations will soon be amended to conform to the federal changes. The new laws and regulations will reduce Medicaid reimbursement. Cost control initiatives could decrease the established reimbursement rates that we receive for any products in the future, which would limit our revenues and profitability. Legislation and regulations affecting the pricing of pharmaceutical products, including CellCept, may change at any time, which could further limit or eliminate reimbursement rates for CellCept or other products.

Risks Related to Intellectual Property

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

Our stock price is volatile and purchasers of our common shares could incur substantial losses.

Our stock price is volatile. Since our initial public offering on March 4, 2005 and through February 15, 2006 our common shares have traded on the NASDAQ National Market between $11.18 and $27.90 per share. The stock market in general and the market for biopharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The price for our common shares may be influenced by many factors, including:

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

If our existing shareholders sell a large number of our common shares or the public market perceives that existing shareholders might sell our common shares, the market price of our common shares could decline significantly.

Our executive officers, directors and major shareholders continue to have substantial control over us and will maintain the ability to control all matters submitted to shareholders for approval.

As of December 31, 2005, our directors and executive officers, together with their affiliates, beneficially owned the majority of our outstanding common shares, including shares subject to outstanding stock options and warrants. These shareholders, acting together, can exercise significant influence over all matters requiring shareholder approval, including the election of directors and any amendment of our notice of articles or articles. This concentration of ownership could also have the effect of delaying or preventing a change in our control.

Our articles, our shareholder rights plan and certain Canadian laws could delay or deter a change of control.

Our authorized preferred capital stock is available for issuance from time to time at the discretion of our board of directors, without shareholder approval. Our articles grant our board of directors the authority, subject to the corporate law of British Columbia, to determine or alter the special rights and restrictions granted to or imposed on any wholly unissued series of preferred shares, and such rights may be superior to those of our common shares.

Also, pursuant to our shareholder rights plan, anyone who seeks to acquire 20% or more of our outstanding common shares is required to make a bid complying with specific provisions of the plan.

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

Any of the foregoing could prevent or delay a change of control and may deprive or limit strategic opportunities for our shareholders to sell their shares.

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

As a foreign private issuer, we are subject to different U.S. securities laws and rules than a domestic U.S. issuer, which may limit the information publicly available to our shareholders.

As a foreign private issuer we are not required to comply with all the periodic disclosure requirements of the Securities Exchange Act of 1934 and therefore there may be less publicly available information about Aspreva than if we were a U.S. domestic issuer. In addition, our officers, directors, and principal shareholders are exempt from the reporting and "short-swing" profit recovery provisions of Section 16 of the Securities Exchange Act of 1934 and the rules thereunder. However, under Canadian provincial securities laws, our officers, directors and principal shareholders are required to file reports in electronic format through the System for Electronic Disclosure by Insiders, or SEDI, disclosing changes in beneficial ownership of, or control or direction over, our common shares and other securities. Our shareholders can access such reports at www.sedi.ca.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters are located in Victoria, British Columbia, where we lease approximately 18,300 square feet, at a rent of approximately C$200,000 per annum. This lease expires in May 2011. We have an option to renew the lease for a further term of five years. Our European operations headquarters are located in Bagshot Park, United Kingdom, where we lease approximately 4,000 square feet, at a rent of approximately £74,000 per annum. This lease expires in July 2009 and may be terminated by us in 2007. For our U.S. operations, in 2005 we entered into a lease agreement for the period of August 1, 2005 to September 30, 2010 for 9,000 square feet of office space in Bernards Township, New Jersey at a rent of approximately $230,000 per year. Also in 2005, we entered into a lease agreement for the period January 1, 2006 to December 31, 2010 for 1,200 square feet of office space in Neuchatel, Switzerland at a rate of approximately CHF 44,000 per annum. We are in good standing, and not in default, under these leases.

Item 3. Legal Proceedings.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity  Securities.

NASDAQ National Market and Toronto Stock Exchange

Our common shares are quoted on the NASDAQ National Market under the symbol “ASPV”, and on the Toronto Stock Exchange under the symbol “ASV”. The following table sets out, for the periods indicated, the high and low closing sales prices and trading volumes of our common shares, as reported by the NASDAQ National Market and Toronto Stock Exchange.

	NASDAQ National Market		The Toronto Stock Exchange
	High (US$)	Low (US$)	High (CAD$)	Low (CAD$)
First Quarter (1)	$16.30	$11.70	$20.00	$13.68
Second Quarter	$16.41	$12.80	$20.20	$15.50
Third Quarter	$17.25	$13.32	$20.79	$16.20
Fourth Quarter	$16.25	$11.18	$18.99	$13.55

(1) On March 4, 2005 we completed our initial public offering.

As of December 31, 2005, there were approximately 40 shareholders of record of our common shares, one of which was Cede & Co., a nominee for Depository Trust Company, or DTC, and one of which was The Canadian Depository for Securities Limited, or CDS. All of our common shares held by brokerage firms, banks and other financial institutions in the U.S. and Canada as nominees for beneficial owners are considered to be held of record by Cede & Co. in respect of brokerage firms, banks and other financial institutions located in the U.S., and by CDS in respect of brokerage firms, banks and other financial institutions located in Canada. Cede & Co. and CDS are each considered to be one shareholder of record.

Dividend Policy

Aspreva has not declared or paid any dividends on its common shares since inception. We anticipate that we will retain any future earnings to finance the expansion of our business and we do not anticipate paying dividends in the foreseeable future.

Equity Compensation Plan Information

Information regarding our equity compensation plans will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Shareholders, to be held on May 24, 2006, under the caption “Securities Authorized for Issuance Under Equity Compensation Plans” and is incorporated by reference in this report.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the year ended December 31, 2005.

Recent Sales of Unregistered Securities

From July 1, 2005 through December 31, 2005, an aggregate of 35,670 we issued common shares to 11 accredited investors at a price of $4.10 (C$4.76) per share upon the exercise of warrants. The offer and sale of such common shares were made outside of the United States pursuant to Regulation S of the Securities Act of 1933.

Exchange Controls

Limitations on the ability to acquire and hold our common shares may be imposed by the Competition Act (Canada). This legislation permits the Commissioner of Competition of Canada, or Commissioner, to review any acquisition of a significant interest in us. This legislation grants the Commissioner jurisdiction, for up to three years, to challenge this type of acquisition before the Canadian Competition Tribunal if the Commissioner believes that it would, or would be likely to, substantially reduce or prevent competition in any market in Canada.

This legislation also requires any person who intends to acquire our common shares to file a notification with the Canadian Competition Bureau if certain financial thresholds are exceeded, and that person would hold more than 20% of our common shares. If a person already owns 20% or more of our common shares, a notification must be filed when the acquisition would bring that person’s holdings to over 50%. Where a notification is required, the legislation prohibits completion of the acquisition until the expiration of a statutory waiting period, unless the Commissioner provides written notice that he or she does not intend to challenge the acquisition.

There is no law, governmental decree or regulation in Canada that restricts the export or import of capital, or which would affect the remittance of dividends or other payments by us to non-resident holders of our common shares, other than withholding tax requirements.

There is no limitation imposed by Canadian law or our notice of articles or articles on the right of non-residents to hold or vote our common shares, other than those imposed by the Investment Canada Act (Canada), or Investment Act.

The Investment Act requires each individual, government or agency thereof, corporation, partnership, trust or joint venture that is not a “Canadian” as defined in the Investment Act, referred to in this discussion as a “non-Canadian” who commences a new business activity in Canada or acquires control of an existing Canadian business, where the establishment or acquisition of control is not a reviewable transaction, to file a notification with Industry Canada. The Investment Act generally prohibits the implementation of a reviewable transaction by a non-Canadian unless after review the minister responsible for the Investment Act is satisfied that the investment is likely to be of net benefit to Canada. An investment in our common shares by a non-Canadian would be reviewable under the Investment Act if it were an investment to acquire control of us and the value of our assets were C$5.0 million or more. The Investment Act provides for special review thresholds for World Trade Organization, or WTO, member country investors, including United States investors. Under the Investment Act, an investment in our common shares by a non-Canadian who is a “WTO investor” (as defined in the Investment Act) would be reviewable only if it were an investment to acquire control of us and the value of our assets was equal to or greater than a specified amount, which increases in stages. The specified amount is C$250.0 million in 2005. The threshold amount is subject to an annual adjustment on the basis of a prescribed formula in the Investment Act to reflect inflation and real growth within Canada.

The acquisition of a majority of the voting interests of an entity or of a majority of the undivided ownership interests in the voting shares of an entity that is a corporation is deemed to be acquisition of control of that entity. The acquisition of less than a majority but one-third or more of the voting shares of a corporation or of an equivalent undivided ownership interest in the voting shares of the corporation is presumed to be acquisition of control of that corporation unless it can be established that, on the acquisition, the corporation is not controlled in fact by the acquiror through the ownership of voting shares. The acquisition of less than one-third of the voting shares of a corporation or of an equivalent undivided ownership interest in the voting shares of the corporation is deemed not to be acquisition of control of that corporation. Certain transactions in relation to our common shares would be exempt from review from the Investment Act, including:

•	acquisition of our common shares by a person in the ordinary course of that person’s business as a trader or dealer in securities;
•
acquisition or control of us in connection with the realization of security granted for a loan or other financial assistance and not for any purpose related to the provisions of the Investment Act; and

•
acquisition or control of us by reason of an amalgamation, merger, consolidation or corporate reorganization following which the ultimate direct or indirect control in fact of us, through the ownership of voting interests, remains unchanged.

Use of Proceeds from the Sale of Registered Securities

Our initial public offering of common shares was effected through a Registration Statement on Form F-1 (File No. 333-122234), that was declared effective by the Securities and Exchange Commission on March 3, 2005, pursuant to which we sold all 8,280,000 common shares registered. The offering commenced on March 3, 2005 and was completed after all of the common shares that were registered were sold. The managing underwriters in our initial public offering were Merrill Lynch, Pierce, Fenner & Smith Incorporated, Banc of America Securities LLC, Pacific Growth Equities, LLC and BMO Nesbitt Burns Inc. The aggregate offering price of the 8,280,000 shares registered and sold was $91.7 million. Of this amount, $6.4 million was paid in underwriting discounts and commissions, and an additional $3.0 million of expenses was incurred, of which approximately $1.3 million was incurred during the year ended December 31, 2004 and $1.7 million was incurred during the three months ended March 31, 2005. Expenses of $1.1 million were incurred with Farris, Vaughan, Wills & Murphy LLP, Vancouver, British Columbia. R. Hector MacKay-Dunn, Q.C., a member of our board of directors and our Corporate Secretary is a senior partner of Farris, Vaughan, Wills & Murphy LLP. No other expenses were incurred, directly or indirectly, to directors, officers or persons owning 10% or more of our common shares, or to our affiliates.

We intend to use the net proceeds of the offering primarily to continue the development of CellCept for the treatment of lupus nephritis, myasthenia gravis and pemphigus vulgaris, and to continue to pursue other collaborations. The investment in CellCept development includes funding phase III clinical trials as well as regulatory expenses to support approval. In addition, our infrastructure is being expanded to prepare for the potential commercialization of CellCept for these indications. The amounts we actually expend in these areas may vary significantly from our expectations and will depend on a number of factors, including operating costs and capital expenditures.

As of December 31, 2005, we had applied the aggregate net proceeds of $82.3 million from our initial public offering as follows:

•	Working capital: $46.5 million
•	Temporary investments: $35.8 million

Material United States and Canadian Income Tax Considerations

The following is a summary of certain Canadian and U.S. federal income tax considerations applicable to holders of common shares of our Company. These tax considerations are stated in brief and general terms and are based on Canadian and U.S. law currently in effect. There are other potentially significant Canadian and U.S. federal income tax considerations and provincial, state and local income tax considerations with respect to ownership and disposition of the common shares which are not discussed herein. The tax considerations relative to ownership and disposition of the common shares may vary from shareholder to shareholder depending on the shareholder's particular status. Accordingly, shareholders and prospective shareholders are encouraged to consult with their tax advisors regarding tax considerations, which may apply to the particular situation.

Canadian Federal Tax Information

Dividends paid on the common shares held by non-residents of Canada will generally be subject to Canadian withholding tax at the rate of 25%. The Canada-U.S. Income Tax Convention (1980) (the "Convention") provides that the withholding rate on dividends paid to U.S. residents on the common shares is generally 15%.

Gains on sales or other dispositions of the common shares of our Company by a U.S. resident generally are not subject to Canadian income tax, unless the shareholder realizes the gains in connection with a business carried on in Canada. A gain realized upon the disposition of the common shares by a U.S. resident that is otherwise subject to Canadian tax may be exempt from Canadian tax under the Convention.

Where the common shares are disposed of by way of an acquisition of such common shares by our Company, other than a purchase in the open market in the manner in which common shares normally would be purchased by any member of the public in the open market, the amount paid by our Company in excess of the paid-up capital of such common shares will be treated as a dividend and will be subject to non-resident withholding tax as described above.

U.S. Federal Tax Information

Distributions with respect to our common shares generally will be taxable as dividends to the extent of our Company's earnings and profits, determined under U.S. tax principles, subject to the same preferential rate that applies to long-term capital gain (currently, 15%). Under current law, for taxable years beginning after December 31, 2008, distributions will be taxed at ordinary rates without the benefit of such preferential rates.

Corporate U.S. Holders generally will not be allowed a deduction for dividends received in respect of distributions on our common shares. Dividends will be treated as income from sources outside the U.S., but generally will be "passive income," or in the case of a financial services entity, "financial services income" (and, for taxable years beginning after December 31, 2005, as "general category income") for U.S. foreign tax credit purposes.

Special rules apply to U.S. Holders that hold stock in a "passive foreign investment company" ("PFIC"). A foreign corporation generally will be a PFIC for any taxable year in which either (i) 75% or more of its gross income is passive income or (ii) 50% or more of the average value of its assets consist of assets that produce, or that are held for the production of, passive income. For this purpose, passive income generally includes, among other things, interest, dividends, rents, royalties and gains from certain commodities transactions.

We believe that our Company was not a PFIC in 2005 and anticipate that it will not be a PFIC with respect to any subsequent taxable year. However, there can be no assurance that our Company will not be considered a PFIC in a future taxable year, because status under the PFIC rules is based in part on factors not entirely within the Company's control (such as market capitalization).

A U.S. Holder whose common shares were held at any time during a taxable year in which our Company was a PFIC may be subject to increased tax liability upon the sale, exchange or other disposition of shares of our common shares or upon the receipt of certain distributions. These adverse tax consequences will not apply, however, if a U.S. Holder timely filed and maintained (and in certain cases, continue to maintain) a qualified electing fund ("QEF") election to be taxed annually on the holder's pro rata portion of our Company's earnings and profits.

We intend to comply with all record-keeping, reporting and other requirements so that U.S. Holders, who must continue to maintain a QEF election to avoid increased tax liability with respect to our common shares, may do so. However, if meeting those record-keeping and reporting requirements becomes onerous, we may decide, in our sole discretion, that such compliance is impractical and will so notify U.S. Holders. UNTIL SUCH TIME, U.S. HOLDERS THAT DESIRE TO MAINTAIN A QEF ELECTION MAY CONTACT OUR INVESTMENT RELATIONS GROUP FOR THE PFIC ANNUAL INFORMATION STATEMENT, WHICH MAY BE USED TO COMPLETE THEIR ANNUAL QEF ELECTION FILINGS. THIS STATEMENT IS ALSO AVAILABLE ON OUR WEBSITE AT: WWW.ASPREVA.COM.

Item 6. Selected Financial Data.

Selected Consolidated Financial Data

We have derived the selected consolidated statement of operations data for the years ended December 31, 2005, 2004 and 2003 and the selected consolidated balance sheet data as of December 31, 2005 and 2004, from our audited consolidated financial statements included in Item 8 in this Annual Report on Form 10-K. We have derived the selected consolidated statements of operations data for the period from December 20, 2001 (inception) to December 31, 2001, the year ended December 31, 2002 and the selected consolidated balance sheet data as of December 31, 2003, 2002 and 2001 from our audited consolidated financial statements that are not included in this Annual Report of Form 10-K. Our audited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles. Historical results are not necessarily indicative of the results to be expected in the future periods.

You should read the following selected consolidated financial data together with our audited consolidated financial statements, including the related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

					Period from
					December 20,
					2001
					(Inception) to
	Year Ended December 31,				December 31,
	2005	2004	2003	2002	2001
	(In thousands, except share and per share amounts)
Consolidated Statements of Operations Data
Royalty Revenue	$76,480	$-	$-	$-	$-

Expenses(1):
Research and development	30,205	10,138	1,232	74	-
Marketing, general and administration	29,233	12,002	1,252	95	2
	59,438	22,140	2,484	169	2

Other income (expense):
Interest and other income	3,184	517	22	-	-
Interest and other expense	(53)	(870)	(72)	-	-
Total other income (expense)	3,131	(353)	(50)	-	-

Income (loss) before income taxes	20,173	(22,493)	(2,534)	(169)	(2)

Income tax expense	506	-	-	-	-

Net income (loss) for the period	$19,667	$(22,493)	$(2,534)	$(169)	$(2)

Net income (loss) per common share
Basic	$0.65	$(1.86)	$(0.24)	$(0.03)	$(2,000)
Diluted	$0.62	$(1.86)	$(0.24)	$(0.03)	$(2,000)

Weighted average number of common shares
Basic net income (loss) per share	30,444,716	12,094,524	10,484,907	6,738,173	1
Diluted net income (loss) per share	31,892,705	12,094,524	10,484,907	6,738,173	1

(1) Includes stock based compensation expense as follows:
Research and development	$2,316	$600	$77	$13
Marketing, general and administrative	4,301	1,739	73	-
Interest and other expense	-	809	-	-
Total	$6,617	$3,148	$150	$13

	As at December 31,
	2005	2004	2003	2002	2001
	(In thousands)
Consolidated Balance Sheet Data
Cash and marketable securities	$112,039	$35,900	$2,734	$21	$-
Working capital	142,653	30,032	2,581	(145)	(2)
Total assets	172,855	42,672	3,354	37	-
Long-term liabilities	899	792	4,194	-	-
Convertible redeemable preferred shares	-	49,341	-	-	-
Common shares	142,464	5,232	1,129	1	-
Accumulated deficit	(5,531)	(25,198)	(2,705)	(171)	(2)
Total shareholders’ equity (deficiency)	148,046	(16,690)	(1,449)	(135)	(2)

Selected Consolidated Quarterly Data

Set out below is selected unaudited consolidated financial information for each of the fiscal quarters of 2005 and 2004.

	Three Months Ended
	December 31	September 30	June 30	March 31
	(In thousands, except per share amounts)
2005
Royalty revenue	$45,030	$16,779	$14,671	$-
Net income (loss)	24,275	3,226	1,151	(8,985)
Per common share
Basic	$0.71	$0.09	$0.03	$(0.32)
Diluted	0.68	0.09	0.03	(0.32)

2004
Royalty revenue	$-	$-	$-	$-
Net income (loss)	(10,261)	(5,814)	(4,402)	(2,016)
Per common share
Basic	$(0.79)	$(0.45)	$(0.34)	$(0.13)
Diluted	(0.79)	(0.45)	(0.17)	(0.13)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and applicable Canadian provincial securities laws which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management are forward-looking statements. The words “anticipates”, “believes”, “estimates”, “expects”, “intends”, “may”, “plans”, “projects”, “will”, “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Item 1A “Risk Factors” in this Annual Report on Form 10-K. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. We do not assume any obligation to update any forward-looking statements.

Overview

We are an emerging global pharmaceutical company focused on identifying, developing, and upon approval, commercializing existing approved drugs and drug candidates for new indications. Our focus is on delivering effective, evidence-based treatments to manage less common diseases. Using our innovative “indication partnering” strategy, we collaborate with pharmaceutical and biopharmaceutical companies to enhance the lifecycle of existing drugs or drug candidates through indication expansion. In these collaborations, we intend to assume the clinical, regulatory and commercial activities in these non-core indications. This strategy enables our partners to pursue new indication approvals which lie beyond their current strategic focus.

In July 2003, we entered into our first collaboration with Hoffmann-La Roche Inc. and F. Hoffmann-La Roche Ltd, collectively Roche, for exclusive world-wide rights, excluding Japan, to develop and, upon regulatory approval, market CellCept for approved autoimmune indications. Roche manufactures, distributes and records sales of CellCept, a drug currently approved in the United States, European Union, Canada and other countries for the prevention of organ transplant rejection.

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

Significant accounting policies are more fully described in the notes to our audited consolidated financial statements for the year ended December 31, 2005. However, we believe the following accounting policies relating to reporting currency and foreign currency translation, revenue recognition, stock-based compensation, clinical trial accounting provision for income taxes and derivative instruments are the most critical accounting policies for assessing our financial performance.

Reporting Currency and Foreign Currency Translation

Effective January 1, 2004, we changed our functional and reporting currency to the U.S. dollar from the Canadian dollar in order to more accurately represent the currency of the economic environment in which we operates as a result of increasing U.S. dollar denominated expenditures and sources of financing.

Revenues

Pursuant to our collaboration agreement with Roche, commencing April 1, 2005, we became entitled to a royalty based on an equal sharing of incremental net sales of CellCept in non-transplant indications above a negotiated baseline less a distribution fee, payable on a quarterly basis. This baseline was originally set in July 2003 at CHF 134 million, and is subject to an annual price index adjustment. In July 2005, Roche and Aspreva agreed that the baseline for 2005 would be CHF 123 million, after taking into account the price index adjustment and, for the time being, excluding Japan as a licensed territory under the agreement. The baseline will be set on an annual basis during the first quarter of each year.

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

Roche and Aspreva have developed a proprietary sales tracking methodology to audit net sales of CellCept and determine the portion attributable to sales from use in non-transplant indications. The results of this audit lag actual net sales by approximately six months. Roche and Aspreva use actual total CellCept sales results and estimates of the quarterly split between net sales attributed to transplant and non-transplant indications to calculate the initial royalty payment payable to us at the end of each quarter. We record a portion of this initial royalty payment as revenue within quarterly financial results, with the balance recorded as unearned royalty advance and subject to a subsequent reconciliation.

Once the six month lag period has passed, and audited results can be obtained, Aspreva and Roche employ a mechanism to reconcile audited amounts against the initial royalty payment previously paid to us. This reconciliation process is undertaken quarterly, based on the most recent available audit information. This reconciliation mechanism, however, will limit reconciliation payments to either Roche or Aspreva by an amount of CHF 4.0 million per quarter. If the results of the reconciliation indicate that the CHF 4.0 million collar has been exceeded in favor of the same party for two consecutive quarters, we and Roche have agreed upon a mechanism to review the sales tracking methodology and/or our methodology for estimating royalty payments and introduce appropriate changes. The terms of this collar may be changed prospectively at any time by the joint committee formed under our agreement with Roche, on which we have equal representation.

We record all but CHF 4.0 million of the initial royalty payment as revenue within quarterly financial results. In subsequent quarters, consistent with the timing of the reconciliation described above, the remaining CHF 4.0 million of the royalty payment, as well as any additional payments to us or from us to Roche as a result of such reconciliation will be recorded in the period the reconciliation is completed. Thus, at any period end we carry a maximum of CHF 4.0 million for each quarter that has not then been reconciled, classified as unearned royalty advance on the balance sheet. Roche and Aspreva have agreed to settle any royalty payment and reconciliation amount in cash, and we expect to settle such amounts within 45 days of each quarter end.

In December 2005, Aspreva and Roche agreed to the final audited results for the net sales relating to the second quarter of 2005. The reconciliation to the initial royalty payment previously paid to us triggered an additional payment due to Aspreva of CHF 4.0 million as the audited net sales exceeded the initial royalty payment by more than the CHF 4.0 million collar. As a consequence, fourth quarter revenue includes CHF 8.0 million relating to the second quarter reconciliation comprised of the CHF 4.0 million additional payment and the CHF 4.0 million collar recorded as unearned royalty advance applicable to the second quarter. We expect the third quarter audit results to be in excess of the upper limit of the existing collar and we and Roche have agreed to settle this amount in full.

In December 2005 Aspreva and Roche made improvements to the existing tracking methodology which will increase the alignment between initial quarterly royalty payments and audited royalty payments. As a result of these efforts, minor changes in the sales tracking methodology were agreed to and were adopted effective in the fourth quarter of 2005.

Stock-Based Compensation

Stock-based compensation expense, which is a non-cash charge and not deductible in the calculation for taxable income in Canada, results in part from estimating the fair value of employee stock options granted using the Black-Scholes option pricing model. On March 4, 2005, we completed our initial public offering and began trading on the NASDAQ National Market and the Toronto Stock Exchange. Prior to March 4, 2005, given the absence of an active market for our common shares, the exercise price of our stock options on the date of grant was determined by our board of directors using several factors, including progress and milestones achieved in our business and sales of our preferred shares. Subsequent to March 4, 2005, the exercise price for future option grants is based on the market value of our common shares.

We account for employee stock options using the fair value method in accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, or SFAS No. 123, as amended by SFAS 148. The Black-Scholes option pricing model requires the input of several subjective assumptions including the expected life of the option and the expected volatility at the time the options are granted as well as the input of the fair value of our stock at the date of grant of the stock options.

The estimated fair value of our options as calculated by the Black-Scholes option pricing model is amortized over the vesting period, which is generally two to four years. In the second quarter of 2005, we reviewed competitive benchmarks and revised two key assumptions in the estimation of the value of our options. We decreased the expected stock price volatility from 150% to 70% and decreased the expected option life from 8 years to 5 years. We believe that the revised assumptions better reflect the maturing of our business, more closely aligning with industry standards.

Changes in the inputs and assumptions can materially affect the measure of the estimated fair value of our employee stock options. Also, the accounting estimate of stock-based compensation expense is reasonably likely to change from period to period as additional stock options are granted and adjustments are made for stock option forfeitures and cancellations. In accordance with SFAS No. 123, we do not record any deferred stock-based compensation on our balance sheet for our stock options.

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

Included within the statements of operations are the following charges for stock-based compensation ($000s):

	For the year ended December 31,
	2005	2004	2003
		(in thousands)
Research and development expense	$2,316	$600	$77
Marketing, general and administrative expense	4,301	1,739	73
Interest and other expense	-	809	-
Total stock-based compensation	$6,617	$3,148	$150

We expect our stock-based compensation charges to increase as we expand our operations and hire new employees. These charges will increase our expenses and may decrease our earnings for the foreseeable future. As stock-based compensation is a non cash charge it will not have any effect upon our liquidity or capital resources.

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

Income Taxes

We have established a wholly-owned subsidiary, Aspreva Pharmaceuticals SA, a Swiss company, which is the principal party to our agreement with Roche. We have obtained a tax ruling from the Swiss tax authorities pursuant to which, certain income attributable to the exploitation of the CellCept rights we acquired from Roche and certain income attributable to the exploitation of rights we may acquire in the future from other third parties, will be subject to a reduced tax rate in Switzerland. We believe the effective corporate tax rate realized through this structure will be less than 20%.

We believe our agreement with Roche should not be classified as a partnership for U.S. federal income tax purposes. If this belief is incorrect, the income of our Swiss subsidiary that is from sources within the United States, if any, could be taxable in the United States on a net income basis. In such event, our effective tax rate and our tax liability could increase.

If we fail to maintain our tax structure, or one or more of the various taxation authorities successfully assert that more profits should be allocated to their respective tax jurisdictions, this may result in a higher overall effective tax rate. The foregoing analysis only applies to our agreement with Roche. Any future collaborations that we enter into may be structured differently and may result in different tax consequences.

We account for income taxes under the liability method. Deferred tax assets and liabilities are recognized for the differences between the financial statement and income tax bases of assets and liabilities, and for operating losses and tax credit carry forwards. A valuation allowance is provided for the portion of deferred tax assets that is more likely than not to be unrealized. Deferred tax assets and liabilities are measured using the enacted tax rates and laws.

Derivative Instruments

We utilize foreign exchange forward contracts and other derivative instruments to manage our exposure to foreign exchange fluctuations.

Derivative instruments are recorded as assets or liabilities, measured at fair value. Derivatives that are not hedges or are not designated as hedges are adjusted to fair value through income. If the derivative is a hedge, depending upon the nature of the hedge, changes in the fair value of the derivatives are either offset against the fair value of assets, liabilities or firm commitments through income, or recognized in other comprehensive income (loss) until the hedged item is recognized in income. The ineffective portion of a derivative’s change in fair value is immediately recognized in income.

Financial Operations and Overview

Presented below is a comparison of our results of operations for the three years ended December 31, 2005, 2004 and 2003.

Revenue for 2005 was $76.5 million versus $0 revenue for 2004 and 2003. Net income for 2005 was $19.7 million, or $0.62 per fully diluted share versus a net loss of $22.5 million, or a loss of $1.86 per fully diluted share for 2004, and a net loss of $2.5 million, or a loss of $0.24 per fully diluted share for 2003.

Royalty Revenue

In December 2005, Aspreva and Roche agreed to the final audited results for the net sales relating to the second quarter of 2005. The reconciliation to the initial royalty payment previously paid to us triggered an additional payment due to Aspreva of CHF 4.0 million as the audited net sales exceeded the initial royalty payment by more than the CHF 4.0 million collar. As a consequence, fourth quarter revenue includes CHF 8.0 million relating to the second quarter reconciliation comprised of the CHF 4.0 million additional payment and the CHF 4.0 million collar recorded as unearned royalty advance applicable to the second quarter. We expect the third quarter audit results to be in excess of the upper limit of the existing collar and we and Roche have agreed to settle this amount in full.

In December 2005, Aspreva and Roche made improvements to the existing tracking methodology which will increase the alignment between initial quarterly royalty payments and audited royalty payments. As a result of these efforts, minor changes in the sales tracking methodology were agreed to and were adopted effective in the fourth quarter of 2005.

For 2005 we recorded royalty revenue of $76.5 million of which $45.0 million was recorded in the fourth quarter and is comprised of $39.0 million for the fourth quarter initial royalty payment ($42.0 million less $3.0 million collar recorded as unearned royalty advance) and $6.0 million (CHF 8.0 million) arising from the reconciliation of audited net sales data to the initial royalty payment for the second quarter. For 2005, relating to royalty payments, we received total cash of $37.7 million (CHF 47.8 million) and have a balance in accounts receivable at December 31, 2005 of $44.4 million (CHF 58.5 million).

Research and Development Expenses

From inception to December 31, 2005, we have incurred total research and development expenses of $41.6 million. Research and development expenses include clinical development expenditures for the use of CellCept to treat lupus nephritis, myasthenia gravis and pemphigus vulgaris; preliminary studies of CellCept efficacy in multiple sclerosis and cardiovascular indications; and expenses related to our business development team which is working to identify potential new drug and collaboration opportunities. We expense research and development costs as they are incurred.

The following table shows historical allocation of research and development expenses:

	For the year ended December 31,
	2005	2004	2003
	(In thousands)
Lupus nephritis	$12,570	$4,905	$81
Myasthenia gravis	11,326	2,196	449
Pemphigus vulgaris	3,280	1,314	386
Clinical development expenditures	27,176	8,415	916
Business development	3,029	1,723	316
Total	$30,205	$10,138	$1,232

Research and development expenses were $30.2 million for 2005, compared to $10.1 million for 2004. The increase of $20.1 million was primarily due to commencement of enrolment in our global phase III clinical trial for the use of CellCept in lupus nephritis, the continuing enrolment in our global phase III clinical trial for the use of CellCept in pemphigus vulgaris, and our fully enrolled global phase III clinical trial for the use of CellCept in myasthenia gravis. We incurred a $3.1 million increase in salary and related costs as we continued to build out our global clinical team in our Canadian, European and U.S. offices. In addition, stock-based compensation expense increased by $1.7 million.

Research and development expenses were $10.1 million for 2004, compared to $1.2 million for 2003. The increase of $8.9 million was primarily due to $3.0 million in higher salary and related expenses from the addition of personnel to support development of CellCept for autoimmune indications, $2.8 million in higher project expenses relating to initiating our planned lupus nephritis Phase III clinical trial, $1.6 million in higher project expenses related to the initiation of a Phase III clinical trial for the use of CellCept in pemphigus vulgaris and a Phase III clinical trial for the use of CellCept in myasthenia gravis. In addition, stock-based compensation expense increased by $523,000.

The total number of employees engaged in research and development increased from 7 at December 31, 2003 to 24 at December 31, 2004 and to 47 at December 31, 2005.

Clinical Development Expenses

A majority of our research and development expenses to date have been related to the clinical development of CellCept for autoimmune indications. We currently have rights to one clinical product, CellCept, and are focused on the use of CellCept to treat three specific autoimmune indications: lupus nephritis, myasthenia gravis and pemphigus vulgaris.

In addition, we are funding preliminary studies for the use of CellCept in the treatment of multiple sclerosis and cardiovascular disease. Estimated spending in these two programs is expected to be between $5 million and $7 million over the next three years.

We anticipate completing our phase III clinical trials for the use of CellCept in the induction phase of lupus nephritis in 2006, in the treatment of myasthenia gravis in 2006 and in the treatment of pemphigus vulgaris in 2007. However, we may not be able to complete our CellCept projects on schedule. Our patient enrollment may be slower than expected, the results from a clinical trial may not be favorable, or the FDA or other regulatory agencies may require additional clinical trials. Further, data from clinical trials is subject to varying interpretation, and may be deemed insufficient by the regulatory agencies reviewing applications for marketing approvals. As such, clinical development and regulatory programs are subject to risks and changes that may significantly impact our expense projections and development timelines. Because of the numerous risks and potential changes associated with the development of CellCept, we are unable to estimate the exact amounts of capital outlays and operating expenditures associated with our current and anticipated clinical trials for the use of CellCept. Our capital outlays and operating expenditures for our clinical trials will depend on many factors, including, but not limited to:

•	the number of patients enrolled in the clinical trial;
•	the period of time over which the clinical trial is conducted;
•	follow-up observation and monitoring of such patients;
•	variability of costs associated with clinical investigators and third-party clinical research organizations; and
•	potential delays in the completion of the clinical trial.

For a more complete discussion of the risks and uncertainties associated with completing the development of our products, see the section entitled “Risk Factors - Risks Related to Regulatory Matters” under Item 1A of this Annual Report on Form 10-K. We expect our clinical development expenditures to increase significantly as we pursue regulatory approvals and progress through our three phase III clinical trials for CellCept in lupus nephritis, myasthenia gravis and pemphigus vulgaris. In addition to the clinical trials currently planned or in progress, we may elect to pursue additional clinical trials for CellCept in other indications which will increase our clinical trial expenditures. We may also initiate additional clinical trials as a result of any new indication partnerships we may enter into.

Marketing, General and Administrative Expenses

Marketing, general and administrative expenses consist primarily of costs and salaries associated with building our infrastructure, costs of general corporate activities, and salaries and related costs for personnel in executive, finance, accounting, corporate compliance and operational functions.

Marketing, general and administrative expenses were $29.2 million for 2005, compared to $12.0 million for 2004. The increase of $17.2 million was partially due to $6.1 million in additional salary and related expenses as we increased the number of employees undertaking marketing, general and administrative activities, including the build out of our European and U.S. operations. We incurred a $3.0 million increase related to market research and reimbursement studies and a $3.5 million increase due to additional spending on educational symposia sponsorships, donations, and unrestricted grants for medical education programs. We also incurred a $1.0 million increase in costs associated with being a publicly-traded company, including directors & officers insurance premiums and higher professional fees. In addition, stock-based compensation expense increased by $2.6 million.

Marketing, general and administrative expenses were $12.0 million for 2004, compared to $1.3 million for 2003. The increase of $10.7 million was primarily due to $4.5 million in higher salary and related expenses, an additional $1.3 million in infrastructure build out costs including the establishment of facilities in Canada, Europe and the United States and $1.7 million in higher expenses related to symposia sponsorships, donations, and medical education programs for CellCept in autoimmune indications. Stock-based compensation expense also increased by $1.7 million.

The number of our employees engaged in marketing, general and administrative activities increased from 5 at December 31, 2003 to 29 at December 31, 2004 and to 59 at December 31, 2005.

In 2005, our marketing costs (which included educational symposia sponsorships, donations and unrestricted grants for medical education programs) represented 69% of total marketing, general and administrative expenses. We expect our marketing expenses to continue to increase as we continue to build out our global operations. Our marketing program costs will increase significantly immediately prior to and after obtaining regulatory approvals. As our business grows, we expect to significantly leverage our current general and administrative infrastructure, although some additional costs are anticipated as we continue to build out our global operations, as well as incur further costs associated with being a publicly-traded company.

Interest and Other Income

Interest and other income was $3.2 million for 2005, compared to $517,000 for 2004. The increase of $2.7 million was comprised of a $2.5 million increase in interest income due to significantly higher investment balances resulting from our initial public offering, and a $161,000 increase in net foreign exchange gains. The net foreign exchange gains resulted from the strengthening Canadian dollar and British pound sterling in both cases relative to the U.S. dollar.

Interest and other income was $517,000 for 2004, compared to $22,000 for 2003. The increase of $495,000 was primarily due to the interest earned on significantly higher investment balances in 2004.

Interest and Other Expense

Interest and other expense was $53,000 for 2005 compared to $870,000 for 2004. Interest and other expense for 2004 included $809,000 relating to a finance charge recorded on the issuance of warrants; there was no corresponding charge in 2005.

Interest and other expense were $870,000 for 2004, compared to $72,000 for 2003. The increase of $798,000 was primarily due to the finance charge of $809,000 recorded in 2004 on the issuance of warrants.

Income Taxes

We recorded a deferred income tax recovery of $2.0 million for the year ended December 31, 2005 related to the recognition of unrecorded deferred income tax assets arising from potential future tax benefits of prior year losses.

Realization of the deferred income tax assets is primarily dependent upon generating sufficient taxable income from our operations prior to the expiration of any loss carry forward balances for tax purposes. During 2005, our operations supported that the “more likely than not” test for accounting purposes has not been met with respect to a portion of our Canadian deferred income tax assets. Accordingly, a valuation allowance of $2.7 million has been provided against the Canadian deferred income tax assets for which the “more likely than not” test has not been met.

The year ended December 31, 2005 was our first year of profitability. Our provision for current income taxes was $2.5 million for 2005 compared to a provision of nil for 2004. For 2005, our effective tax rate was 2.5% due to the utilization of prior year tax losses to offset current taxes payable. We believe our effective corporate tax rate in future periods will be less than 20%.

Liquidity and Capital Resources

Sources of Liquidity

We commenced operations in December 2001 and incurred substantial losses from inception through March 31, 2005. On March 4, 2005, we completed our initial public offering of 8,280,000 common shares which raised net proceeds of $82.3 million, after deducting underwriter discounts, commission and other offering expenses. Since our inception, we have financed our operations primarily through the issuance of equity and debt securities. As of December 31, 2005, we had an accumulated deficit of $5.5 million and had $112.0 million in cash, cash equivalents and marketable securities.

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

We expect that our available cash resources, and the revenue from our agreement with Roche, will be sufficient to support our operations for at least 12 months. If our resources are insufficient to satisfy our liquidity requirements or if we pursue new indications for CellCept or enter into new indication partnerships, we may need to raise additional external funds through the sale of additional equity or debt securities. The sale of additional equity and debt securities may result in additional dilution to our shareholders. Additional financing may not be available in amounts or on terms acceptable to us or at all. If we are unable to obtain this additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned research, development and commercialization activities, which could harm our business.

Cash Flows

Operating Activities

Net cash used in activities was $5.9 million and $15.4 million for 2005 and 2004, respectively. The decrease of $9.5 million in net cash used in operating activities reflects an increase of $42.2 million in net income and an increase of $3.5 million in non-cash stock-based compensation offset by the increase in receivables from the fourth quarter royalty payment from Roche.

Net cash used in operating activities was $15.4 million and $2.3 million for 2004 and 2003, respectively. The increase in cash used was primarily due to increased operating losses of $20.0 million and increased prepaid expenses of $2.8 million offset by $3.1 million relating to non-cash stock-based compensation and financing charges and $7.0 million relating to an increase in accounts payable and accrued liabilities.

Investing Activities

Net cash used in investing activities was $65.3 million and $30.8 million for 2005 and 2004, respectively. Purchases of investments in marketable securities during 2005 were $218.5 million, and were mostly offset by proceeds from sales of short-term investments in marketable securities of $154.2 million. The cash flow available for investment was due to the reinvestment of net proceeds from our initial public offering as well as receipt of our second and third quarter royalty payments from Roche.

Net cash used in investing activities was $30.8 million and $2.4 million for 2004 and 2003, respectively. This increase was primarily due to net purchases of marketable securities with certain of the proceeds from the sale of our Series A preferred shares.

Our investment in marketable is securities comprised of highly liquid government bonds, treasury bills, certificates of deposit and investment grade commercial paper which generally mature within one year. As at December 31, 2005, the maturity date of investments range from January 2006 to October 2010. These investments are recorded at fair value with a corresponding net unrealized loss of $147,000 in 2005 and a net unrealized gain of $1,000 in 2004 as follows:

	Cost	Accrued interest	Gross unrealized gains	Gross unrealized losses	Approximate market and carrying value
		(in thousands)
December 31, 2005	$96,687	$740	$2	$(149)	$97,280
December 31, 2004	$32,329	$63	$1	$-	$32,393

Available for sale debt securities are comprised of highly liquid government bonds, treasury bills, certificates of deposit and investment grade commercial paper with an average fixed interest rate of 3.8% (December 31, 2004 - 1.9%) and maturities to October 2010 (December 31, 2004 - maturities to January 2007). Included in short-term investments at December 31, 2005 are investments of $201,000 (C$233,000) denominated in Canadian dollars (December 31, 2004 - nil).

The cost and approximate market value of available for sale debt securities by contractual maturity, as at December 31, 2005 and 2004 are as follows:

	Cost	Approximate market and carrying value
	(in thousands)
December 31, 2005
Less than one year	$75,394	$75,962
Due after one year through five years	21,293	21,318
	$96,687	$97,280

December 31, 2004
Less than one year	$30,630	$30,692
Due after one year through three years	1,700	1,701
	$32,330	$32,393

Financing Activities

Net cash provided by financing activities was $82.4 million for 2005, and was comprised of net proceeds received for the issuance of common shares on our initial public offering and the exercise of warrants and employee stock options. Partially offsetting these proceeds was the $484,000 used for the repayment of asset lease obligations. Net cash provided by financing activities was $49.4 million for 2004, and was comprised of net proceeds received for the issuance of preferred shares, partially offset by $132,000 used for the repayment of asset lease obligations.

Net cash provided by financing activities was $49.4 million and $4.8 million for 2004 and 2003, respectively. The increase was primarily due to the 2004 sale of $53.0 million of our Series A preferred shares, less share issuance costs and deferred financing charges of $3.7 million.

Hedging Activities

During 2005, we implemented a hedging program to manage our exposure to the impact of foreign currency exchange rate fluctuations on our revenue and expenditure cash flows. The program is governed by a hedging policy approved by our Board of Directors and limits the use of derivatives to simple foreign exchange forward contracts and noon average rate contracts. The contracts are intended to protect against changes in the value of the U.S. dollar relative to other currencies. The policy limits the hedged amount between 40% and 60% of forecasted revenue and 60% to 80% of forecasted expenditures in foreign currencies. Our hedges are initiated on a regular basis to maintain a rolling twelve months of hedge position.

We use derivative financial instruments to hedge our royalty payments. Our royalty payments are received from Roche in Swiss francs, or CHF on a quarterly basis 45 days after each quarter end. Sales of CellCept are denominated in multi-currencies and are converted to CHF by Roche for the purpose of calculating amounts to be paid to us. To the extent the Swiss franc increases in value relative to these other currencies, the total aggregate CHF value of CellCept sales decreases and the amount that we are entitled to may be reduced. To mitigate this risk, at the beginning of each quarter, we enter into noon average rate contracts, or NARCs, to sell U.S. dollars and Euros and buy CHF. The NARCs are designed to hedge our direct exposures of forecasted transactions and pursuant to SFAS No. 133 qualify as cash flow hedges. Forward contracts to sell CHF are entered with settlement dates that coincide with the date we receive our royalty payments from Roche. The forward contracts entered into are based on forecasts and as such they are initially designated as cash flow hedges. For the period from the quarter end to the settlement date, the hedges are re-designated and are treated as fair value hedges. Any change in value between quarter end and settlement date is recorded in interest income or expense.

As a result of our global operations with offices in Canada and the United Kingdom we incurred significant amount of our research and development and general and administrative expenditures in both Canadian dollars and pounds sterling. In order to hedge against the impact of fluctuations in the value of the Canadian dollar and pound sterling relative to the U.S. dollar, we enter into short-term forward contracts to purchase both Canadian dollars and pounds sterling. Forward hedges relating to forecasted expenditures are cash flow hedges.

The fair value of the derivative financial instruments is the estimated amount that we would receive or (pay) to terminate a contract at the reporting date. At December 31, 2005 the amount we would receive (pay) in respect of our forward contracts was $2.6 million and ($158,000) in respect of the NARCs.

For additional information regarding our hedging activities please see Note 13 of Notes to Consolicated Financial Statements included under “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Contractual Obligations and Commitments

The following table summarizes our outstanding contractual obligations as of December 31, 2005 and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
	(in thousands)
Capital Leases	$904	473	431	-	-
Operating Leases	$2,650	538	1,115	920	77
Total	$3,554	1,011	1,546	920	77

The table above reflects only payment obligations that are fixed and determinable. Our contractual obligations relate to capital lease obligations and operating leases for our facilities and equipment. As security for performance of our capital lease obligations we have issued letters of credit totaling of $242,000. Additionally, a letter of credit of $372,000 has been issued as part of the lease for our New Jersey office.

We also have agreements with clinical sites, and contract research organizations for the conduct of our clinical trials. We make payments to these sites and organizations based upon the number of patients enrolled and the period of follow-up in the trials. At December 31, 2005 we have commitments to these groups amounting to $15.7 million. In addition we have contractual commitments for IITs totaling $ 6.0 million.

Credit Facilities

We have various agreements with a Canadian chartered bank providing for revolving demand facilities and a lease line in the aggregate amount of $3.6 million. As of December 31, 2005 we had $1.2 million of outstanding indebtedness under our credit facilities. The Canadian chartered bank may cancel or restrict the availability of any unutilized portion of our facilities at any time and from time to time without notice. Our credit facilities are secured by a security agreement constituting a first ranking security interest in all our personal property.

Inflation

We do not believe that inflation has had a material impact on our business and operating results during 2005, 2004, and 2003.

Related Party Transactions

For a description of our related party transactions, see Note 17 of Notes to Consolidated Financial Statements included under “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

Since inception we have not engaged in material off-balance sheet activities, including the use of structured finance, special purpose entities or variable interest entities.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, see Note 2 (under the heading “Recent Accounting Pronouncements”) of Notes to Consolidated Financial Statements included under “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Item 7A: Quantitative and Qualitative Disclosures About Market Risk

Market Risks

We are exposed to market risk, including changes to interest rates and foreign currency exchange rates.

We maintain risk management control systems to monitor the risks associated with foreign currency exchange rates and our derivative and financial instrument positions. To reduce the volatility relating to these exposures, we enter into various derivative hedging transactions pursuant to our investment and risk management policies and procedures. We do not use derivatives for speculative purposes. Though we intend for our risk management control systems to be comprehensive, there are inherent risks that may only be partially offset by our hedging programs should there be unfavorable movements in foreign currency exchange rates.

Interest Rate Risk

Our material interest-bearing assets consisted of cash, cash equivalents and marketable securities. The balance of our interest-bearing portfolio, including cash, cash equivalents and investments, was $112.0 million or 6.5% of total assets at December 31, 2005. Interest income related to this portfolio was $3.0 million in 2005. Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest-bearing portfolio.

Foreign Currency Exchange and Foreign Economic Conditions Risk

Financial risk is the risk to our results of operations that arises from fluctuations in interest rates and foreign exchange rates and the degree of volatility of these rates. Foreign exchange risk arises as our investments, which finance operations, are substantially denominated in US dollars, our royalty payments are received in Swiss francs and our expenses are denominated in several foreign currencies, including US dollars, Canadian dollars, pounds sterling and Euros. Interest rate risk arises due to our investments being in fixed interest highly liquid investments.

If exchange rates change by 10%, we do not believe that it would have a material impact on our results of operations or cash flows to date. However, future exchange rate fluctuations may affect our future operating results.

To mitigate the risk of foreign exchange fluctuations against the US dollar, we have entered into a number of foreign exchange forward contracts and noon average rate contracts.

Counterparties Credit Risks

We could be exposed to losses related to the financial instruments described above under “Hedging Activities” should one of our counterparties default. We attempt to mitigate this risk through credit rating monitoring procedures.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Aspreva Pharmaceuticals Corporation

We have audited the accompanying consolidated balance sheets of Aspreva Pharmaceuticals Corporation as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aspreva Pharmaceuticals Corporation at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

Vancouver, Canada,	/s/ Ernst & Young LLP
January 27, 2006.	Chartered Accountants

ASPREVA PHARMACEUTICALS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands of U.S. dollars)

	December 31,
	2005	2004
ASSETS
Current
Cash and cash equivalents	$14,759	$3,507
Marketable securities (Note 3)	97,280	32,393
Accounts receivable	48,246	214
Investment tax credits receivable	-	261
Prepaid expenses and deposits	2,005	2,886
Deferred income tax asset (Note 14)	1,896	-
Foreign currency contracts (Note 13)	2,377	-

Total current assets	166,563	39,261

Property and equipment, net (Note 5)	2,687	1,763
Deferred share issue costs	-	1,297
Deferred income tax asset (Note 14)	2,889	-
Restricted cash (Note 4)	716	351

TOTAL ASSETS	$172,855	$42,672

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)
Current
Bank indebtedness	$-	$231
Accounts payable	8,463	3,199
Accrued liabilities (Note 6)	8,806	5,402
Unearned royalty advance (Note 2)	6,079	-
Current portion under capital leases (Note 9)	441	341
Current portion of deferred lease inducement (Note 7)	121	56

Total current liabilities	23,910	9,229

Long-term portion under capital leases (Note 9)	419	568
Long-term portion of deferred lease inducement (Note 7)	480	224

Total liabilities	24,809	10,021

Commitments and contingencies (Note 18)

Convertible redeemable preferred shares
Authorized: unlimited
Issued and outstanding (Series A) (Note 10)	-	49,341
December 31, 2005 - nil
December 31, 2004 - 12,677,192
Shareholders’ equity (deficiency)
Common shares (Note 11)
Authorized: unlimited
Issued and outstanding	142,464	5,232
December 31, 2005 - 34,156,231
December 31, 2004 - 13,071,186
Additional paid-in capital	9,618	3,311
Deficit	(5,531)	(25,198)
Accumulated other comprehensive income (loss)	1,495	(35)

Total shareholders’ equity (deficiency)	148,046	(16,690)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)	$172,855	$42,672

See accompanying notes to consolidated financial statements.

ASPREVA PHARMACEUTICALS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands of U.S. dollars, except per share amounts)

	Year Ended December 31,
	2005	2004	2003
Royalty revenue (Notes 2 and 16)	$76,480	$-	$-

Expenses
Research and development (Note 19)	30,205	10,138	1,232
Marketing, general and administrative	29,233	12,002	1,252

	59,438	22,140	2,484

Operating income (loss)	17,042	(22,140)	(2,484)

Other income (expense)
Interest and other income	3,184	517	22
Interest and other expense	(53)	(870)	(72)

Total other income (expense)	3,131	(353)	(50)

Income (loss) before income taxes	$20,173	$(22,493)	$(2,534)

Income tax expense (recovery)
Current	2,529	-	-
Deferred	(2,023)	-	-

	506	-	-

Net income (loss)	$19,667	$(22,493)	$(2,534)

Net income (loss) per common share (Notes 11 and 12)
Basic	$0.65	$(1.86)	$(0.24)
Diluted	$0.62	$(1.86)	$(0.24)

See accompanying notes to consolidated financial statements.

ASPREVA PHARMACEUTICALS CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands of U.S. dollars)

					Accumulated	Compre-		Total
	Number		Common	Additional	Other	hensive		Shareholders’
	of Common	Common	Shares to	Paid-In	Comprehensive	Income		Equity
	Shares	Shares	Be Issued	Capital	Income (Loss)	(Loss)	Deficit	(Deficiency)
Balance, December 31, 2002	7,276,428	$1	$34	$-	$1		$(171)	$(135)
Shares issued in settlement of amount due to shareholders	174,038	59	-	-		-	-	59
Shares issued for cash net of share issuance costs	3,170,557	1,069	(21)	-		-	-	1,048
Shares distributed to consultants from the Trust	38,520	-	(13)	13		-	-	-
Cumulative translation adjustment from Application of U.S. dollar reporting	-	-	-	-	(37)	(37)	-	(37)
Shares distributed to employees from the Trust	1,219,800	-	-	-		-	-	-
Stock-based compensation expense	-	-	-	150		-	-	150
Net loss	-	-	-	-		(2,534)	(2,534)	(2,534)
Comprehensive loss for the year						$(2,571)
Balance, December 31, 2003	11,879,343	$1,129	$-	$163	$(36)		$(2,705)	$(1,449)
Shares issued on conversion of promissory notes	1,151,896	4,093	-	-		-	-	4,093
Shares issued on exercise of options	14,267	10	-	-		-	-	10
Shares distributed to employee from the Trust	25,680	-	-	-		-	-	-
Stock-based compensation expense	-	-	-	3,148		-	-	3,148
Unrealized gain on marketable securities	-	-	-	-	1	1	-	1
Net loss	-	-	-	-		(22,493)	(22,493)	(22,493)
Comprehensive loss for the year						$(22,492)
Balance, December 31, 2004	13,071,186	$5,232	$-	$3,311	$(35)		$(25,198)	$(16,690)
Shares issued on conversion of preferred shares	12,677,192	49,341	-	-		-	-	49,341
Net proceeds from initial public offering	8,280,000	82,294	-	-		-	-	82,294
Income tax benefit on share issue costs	-	4,897	-	-		-	-	4,897
Shares issued on exercise of stock options	92,183	447	-	(202)		-	-	245
Shares issued on exercise of warrants	35,670	253	-	(108)		-	-	145
Stock-based compensation expense	-	-	-	6,617		-	-	6,617
Unrealized gain on derivative financial instruments	-	-	-	-	1,630	1,630	-	1,630
Reclassification of unrealized gain on marketable securities	-	-	-	-	(1)	(1)	-	(1)
Unrealized loss on marketable securities, net of tax	-	-	-	-	(99)	(99)	-	(99)
Net income	-	-	-	-		19,667	19,667	19,667
Comprehensive income for the year						$21,197
Balance, December 31, 2005	34,156,231	$142,464	$-	$9,618	$1,495		$(5,531)	$148,046

See accompanying notes to consolidated financial statements.

ASPREVA PHARMACEUTICALS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of U.S. dollars)

	Year Ended December 31,
	2005	2004	2003
Operating Activities
Net income (loss)	$19,667	$(22,493)	$(2,534)
Adjustment to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	497	324	13
Stock-based compensation	6,617	3,148	150
Net change in non-cash working capital items related to operations:
Accounts receivable	(43,219)	(358)	(301)
Investment tax credits receivable	261	(134)	(117)
Prepaid expenses	881	(2,792)	(10)
Restricted cash	(366)	(83)	-
Accounts payable	5,265	2,740	294
Accrued liabilities	4,512	4,145	138
Accrued interest on convertible promissory notes	-	49	68

Net cash flows (used in) operating activities	(5,885)	(15,454)	(2,299)

Investing Activities
Purchases of marketable securities	(218,529)	(175,764)	(2,913)
Redemptions of marketable securities	154,171	146,003	537
Purchase of property and equipment	(895)	(1,009)	(63)

Net cash flows (used in) investing activities	(65,253)	(30,770)	(2,439)

Financing Activities
Bank indebtedness	-	231	-
Advances from shareholders	-	-	2
Proceeds from convertible promissory notes	-	-	3,810
Issuance of preferred shares	-	53,000	-
Issuance of common shares	92,121	10	1,081
Share issue costs	(9,246)	(3,743)	(89)
Payments on capital lease obligations	(484)	(132)	-

Net cash flows from financing activities	82,391	49,366	4,804

Effect of exchange rate changes on cash and cash equivalents	(1)	214	64

Net increase in cash and cash equivalents	11,252	3,356	130

Cash and cash equivalents, beginning of the year	3,507	151	21

Cash and cash equivalents, end of the year	$14,759	$3,507	$151

See accompanying notes to consolidated financial statements.

ASPREVA PHARMACEUTICALS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all tabular amounts in thousands of U.S. dollars other than share or per share data or unless otherwise stated)
December 31, 2005

1.     Nature of Business and Basis of Presentation

Unless the context otherwise required, all references to “Aspreva”, “we”, “our” and “us” refer to Aspreva Pharmaceuticals Corporation and its subsidiaries.

Overview and Basis of Presentation
We were incorporated on December 20, 2001 under the Canada Business Corporation Act and continued under the Business Corporations Act (British Columbia) on November 19, 2004. Our principal business is to identify, develop and commercialize new indications for approved drugs and drug candidates for patients living with less common diseases.

These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles and are stated in U.S. dollars unless otherwise noted.

All share, warrant, option and per unit data included in these financial statements have been adjusted to retroactively reflect the 1.284-for-1 stock-split effected on February 8, 2005.

2.     Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these financial statements.

Principles of Consolidation
These consolidated financial statements include our financial statements and those of our wholly-owned subsidiaries: Aspreva Pharmaceuticals S.A. (a Swiss company), Aspreva Pharmaceuticals Ltd. (a U.K. company), and Aspreva Pharmaceuticals, Inc. (a Delaware company). We have eliminated all material intercompany balances and transactions.

Use of Estimates
The preparation of the consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates are used for, but not limited to, assessment of the net realizable value of long-lived assets, calculation of stock-based compensation expense, assessment of clinical trial expense accruals, and income taxes. Actual results could differ from those estimates.

Revenue Recognition
In accordance with the terms of our agreement with Hoffmann - La Roche Inc. and F. Hoffmann - La Roche Ltd., (collectively “Roche”), commencing April 1, 2005, we became entitled to a royalty based on an equal sharing of incremental net sales of CellCept in non-transplant indications above a negotiated baseline less a distribution fee, payable on a quarterly basis. This baseline was originally set in July 2003 at 134 million Swiss Francs (“CHF”), and is subject to an annual price index adjustment. In July 2005, Roche and Aspreva agreed that the baseline for 2005 would be CHF 123 million, after taking into account the price index adjustment and, for the time being, excluding Japan as a licensed territory under the agreement. We follow the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, (“SAB 104”), Revenue Recognition, which sets forth criteria that must be met in order to recognize revenue: (i) there is persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectibility is reasonably assured.

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

We record all but CHF 4.0 million of the royalty payment as revenue within quarterly financial results. In subsequent quarters, consistent with the timing of the reconciliation described above, the remaining CHF 4.0 million of the royalty payment, as well as any additional payments to us or from us to Roche as a result of such reconciliation will be recorded in the period the reconciliation is completed. Thus, at any period end we will carry a maximum of CHF 4.0 million for each quarter that has not then been reconciled, classified as unearned royalty advance on the balance sheet. At December 31, 2005 there was CHF 8.0 million recorded in unearned royalties as the third and fourth quarter of 2005, have not been reconciled.

Roche and Aspreva have agreed to settle any royalty payment and reconciliation amount in cash, and we expect to settle such amounts within 45 days of each quarter end.

In December 2005, Aspreva and Roche made improvements to the existing tracking methodology which will increase the alignment between initial quarterly royalty payments and audited royalty payments. As a result of these efforts, minor changes in the sales tracking methodology were agreed to and were adopted effective in the fourth quarter of 2005.

For the year ended December 31, 2005, we recorded royalty revenue $76.5 million. Of this, $45.0 million was recorded in the fourth quarter and is comprised of $39.0 million for the fourth quarter initial royalty payment ($42.0 million less $3.0 million collar recorded as unearned royalty advance) and $6.0 million (CHF 8.0 million) arising from the reconciliation of audited net sales data to the initial royalty payment for the second quarter. For the year ended December 31, 2005 relating to royalty payments, we received total cash of $37.7 million (CHF 47.8 million) and have a balances at December 31, 2005 of $44.4 million (CHF 58.5 million) in accounts receivable.

Cash and Cash Equivalents

We classify all highly-liquid investments with a maturity date of 90 days or less when purchased as cash and cash equivalents.

Marketable Securities

We invest our excess cash in highly liquid government bonds, treasury bills, certificates of deposit and investment grade commercial paper. We consider our marketable securities with maturities greater than 90 days as available-for-sale and they are carried at fair value with unrealized gains and losses net of tax, if any, reported as accumulated other comprehensive income or loss, which is a separate component of shareholders’ equity (deficiency). Realized gains and losses on the sale of these securities are recognized in net income or loss.

Investment Tax Credits

We recognize the benefits of investment tax credits for scientific research and experimental development expenditures in the period the qualifying expenditure is made when there is reasonable assurance the investment tax credits will be realized. The investment tax credits recorded are based on management’s best estimates of amounts expected to be recovered and are subject to audit by taxation authorities. The investment tax credit reduces research and development expenses to which they relate.

Derivative Instruments

Statement of Financial Accounting Standards No. 133 (“SFAS No. 133”) “Accounting for Derivative Instruments and Hedging Activities”, which was amended in June 2000 by SFAS No. 138 and in May 2003 by SFAS No. 149, establishes accounting and reporting standards for derivative instruments and hedging activities.

Derivative instruments are recorded as assets or liabilities, measured at fair value. Derivatives that are not hedges or are not designated as hedges are adjusted to fair value through income. If the derivative is a hedge, depending upon the nature of the hedge, changes in the fair value of the derivatives are either offset against the fair value of assets, liabilities or firm commitments through income, or recognized in other comprehensive income (loss) until the hedged item is recognized in income. The ineffective portion of a derivative’s change in fair value is immediately recognized in income (see Note 13).

Income Taxes

Income taxes are accounted for under the liability method. Deferred tax assets and liabilities are recognized for the differences between the financial statement and income tax bases of assets and liabilities, and for operating losses and tax credit carry forwards. A valuation allowance is provided for the portion of deferred tax assets that is more likely than not to be unrealized. Deferred tax assets and liabilities are measured using the enacted tax rates and laws.

Property and Equipment

We record property and equipment at cost less accumulated depreciation. Depreciation is provided on a declining balance basis over the estimated useful lives of the assets at the following annual rates:

Computer hardware	30%
Computer software	50%
Furniture and fixtures	20%
Office equipment	30%

Leasehold improvements are amortized on a straight-line basis over the term of the lease.

Long-lived Assets

Long-lived assets comprise property and equipment. The carrying value of long-lived assets is reviewed for impairment whenever events or circumstances indicate that the assets may not be recoverable. The assessment of possible impairment is based on the ability to recover the asset from the expected future undiscounted cash flows expected to result from the asset. If the cash flows are less than the carrying amount of the asset, then the carrying amount of the asset is written down to its fair value based on the related estimated discounted future cash flows.

Deferred Share Issue Costs

Deferred share issue costs comprise costs associated with the issuance of share capital. Share issue costs incurred prior to the issuance of share capital are deferred and applied against the proceeds when the shares are issued.

Deferred Lease Inducement

Deferred leasehold inducement represents tenant improvement allowances and rent-free periods that are amortized to rent expense on a straight-line basis over the initial term of the lease.

Reporting Currency and Foreign Currency Translation

Effective January 1, 2004, Aspreva changed its functional currency to the U.S. dollar from the Canadian dollar in order to more accurately represent the currency of the economic environment in which it operates as a result of increasing U.S. dollar denominated expenditures and sources of financing. Concurrent with the change in its functional currency, we adopted the U.S. dollar as our reporting currency. The consolidated financial statements of Aspreva for the years ended on or before December 31, 2003, which were based on a Canadian functional currency have been translated into the U.S. reporting currency using the current rate method as follows: assets and liabilities using the rate of exchange prevailing at the balance sheet date; shareholders’ deficiency using the applicable historic rate; and revenue and expenses at the average rate of exchange for the respective periods except for depreciation which was translated using historical rates. Translation gains and losses have been included as part of the cumulative translation adjustment which is reported as a component of accumulated other comprehensive income (loss).

Commencing January 1, 2004, monetary assets and liabilities denominated in foreign currencies are translated into U.S. dollars using exchange rates in effect at the balance sheet date. All other assets and liabilities are translated at the exchange rates prevailing at the date the assets were acquired or the liabilities incurred. Revenue and expense items are translated at the average exchange rate for the period. Foreign exchange gains and losses are included in the determination of the net income (loss) for the year.

Research and Development Costs

Research and development costs, which include clinical and regulatory activities, are expensed as incurred, net of related investment tax credits.

Clinical Trial Expenses

Clinical trial costs are a component of research and development expense. These expenses include fees paid to contract research organizations and investigators and other service providers, which conduct certain product development activities on our behalf. We use an accrual basis of accounting, based upon the amount of service completed. In the event payments differ from the amount of service completed, prepaid expense or accrued liabilities amounts are adjusted on the balance sheet. These expenses are based on estimates of the work performed under service agreements, milestones achieved, patient enrolment and experience with similar contracts. We monitor each of these factors to the extent possible and adjust estimates accordingly.

Leases

Leases have been classified as either capital or operating leases. Leases which transfer substantially all the benefits and risks incidental to the ownership of assets are accounted for as if there was an acquisition of an asset and incurrence of an obligation at the inception of the lease. All other leases are accounted for as operating leases wherein rental payments are expensed as incurred.

Stock-Based Compensation

We account for stock-based awards issued in accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148. Stock-based awards are measured at the fair value of the equity instruments issued using the Black-Scholes option pricing model. The fair value of stock options granted is amortized to the consolidated statement of operations over the vesting period.

Net Income (Loss) per Common Share

Basic income (loss) per common share is computed using the weighted average number of common shares outstanding during the period, excluding contingently issuable shares, if any. Diluted net income per common share is computed in accordance with the treasury stock method which uses the weighted average number of common shares outstanding during the period and also includes the dilutive effect of potentially issuable common shares from outstanding stock options and warrants, convertible preferred shares and convertible debt. Diluted loss per common share is equivalent to basic loss per common share for all periods presented as the outstanding options, warrants and convertible preferred shares and debt are anti-dilutive.

All share and per share amounts have been adjusted to reflect a 1.284-for-1 share split that was approved by the Board of Directors on January 21, 2005 and became effective on February 8, 2005.

See Note 12 for computation of the basic and diluted income (loss) per common share.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) consists of translation adjustments from the application of U.S. dollar reporting, unrealized gains (loss) on derivative instruments and unrealized gains and losses on our available-for-sale marketable securities. We reported the components of comprehensive loss in the statement of shareholders’ equity (deficiency).

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS 123(R), Share Based Payment, which is a revision of SFAS 123, Accounting for Stock-Based Compensation, as amended by SFAS 148. We are required to adopt SFAS 123(R) on January 1, 2006. SFAS 123(R) requires all share-based payments to employees, including grants of stock options, to be recognized in the statement of operations based on their fair values using either the modified-prospective or modified-retrospective method as defined in the standard. Our adoption of SFAS 123(R) will not have a material effect on our financial statements.

3.     Financial Instruments and Risks

(a) Fair Value
The carrying amounts of our financial instruments represented by cash and cash equivalents, marketable securities, restricted cash, accounts receivable, investment tax credits receivable, bank indebtedness and accounts payable approximate fair value due to the short-term maturity of these instruments. The carrying value of the capital lease obligations approximate fair value based on current market rates.

Marketable Securities

Our investment in marketable securities is comprised of highly liquid government bonds, treasury bills, certificates of deposit and investment grade commercial paper which generally mature within one year. As at December 31, 2005, the maturity date of investments range from January 2006 to October 2010. These investments are recorded at fair value with a corresponding net unrealized loss of $147,000 ($99,000 net of tax) in 2005 and a net unrealized gain of $1,000 in 2004 as follows:

Available for sale debt securities

	Cost	Accrued interest	Gross unrealized gains	Gross unrealized losses	Approximate market and carrying value
December 31, 2005	$96,687	$740	$2	$(149)	$97,280
December 31, 2004	$32,329	$63	$1	$-	$32,393

Available for sale debt securities are comprised of highly liquid government bonds, treasury bills, certificates of deposit and investment grade commercial paper with an average fixed interest rate of 3.8% (December 31, 2004 - 1.9%) and maturities to October 2010 [December 31, 2004 - maturities to January 2007. Included in marketable securities at December 31, 2005 are investments of $201,000 (C$233,000) denominated in Canadian dollars (December 31, 2004 - nil).

The cost and approximate market value of available for sale debt securities by contractual maturity, as at December 31, 2005 and 2004 are as follows:

	Cost	Approximate market and carrying value
December 31, 2005
Less than one year	$75,394	$75,962
Due after one year through five years	21,293	21,318
	$96,687	$97,280

December 31, 2004
Less than one year	30,630	30,692
Due after one year through three years	1,700	1,701
	$32,330	$32,393

(b) Financial Risk

Financial risk is the risk to our results of operations that arises from fluctuations in interest rates and foreign exchange rates and the degree of volatility of these rates. Foreign exchange risk arises as our investments, which finance operations, are substantially denominated in US dollars, our royalty payments are received in Swiss francs and our expenses are denominated in several foreign currencies, including US dollars, Canadian dollars, pounds sterling and Euros. Interest rate risk arises due to our investments being in fixed interest highly liquid investments.

Derivative Instruments

To mitigate the risk of foreign exchange fluctuations against the US dollar, we have entered into a number of foreign exchange forward contracts and noon average rate contracts (”NARCs”).

4.     Restricted Cash

As at December 31, 2005, we had $716,000 (C$834,000) ( December 31, 2004 - $351,000 (C$422,000)) on deposit as collateral for a corporate travel and credit card program, which can be cancelled at any time.

5.     Property & Equipment

		Accumulated	Net Book
	Cost	Depreciation	Value
December 31, 2005
Computer hardware	$867	$288	$579
Computer software	217	120	97
Furniture and fixtures	560	80	480
Office equipment	239	60	179
Leasehold improvements	704	70	634
Assets under capital leases:
Leasehold improvements	552	125	427
Furniture and fixtures	404	113	291
	$3,543	$856	$2,687

December 31, 2004
Computer hardware	$593	$98	$495
Computer software	166	49	117
Furniture and fixtures	150	15	135
Office equipment	102	18	84
Leasehold improvements	69	6	63
Assets under capital leases:
Leasehold improvements	552	47	505
Furniture and fixtures	404	40	364
	$2,036	$273	$1,763

6.     Accrued Liabilities

	December 31,
	2005	2004
Accrued employee compensation	$2,609	$1,634
Accrued research and development expenses	4,657	1,543
Accrued marketing expenses	47	278
Accrued professional fees	727	1,214
Accrued taxes payable	506	-
Other accrued liabilities	260	733
	$8,806	$5,402

7.    Deferred Lease Inducement

In 2005, we entered into an operating lease agreement for new office space in Bernards Township, New Jersey and received inducements totaling $407,000. The lease inducement is being recognized ratably over the 62 months of the lease term against rent expense.

In June 2004, we entered into an operating lease agreement for new office premises in Victoria, as part of the agreement we received inducements totaling $304,000 (cash inducement of $237,000, and a rent-free period of six months). The lease inducements are being recognized ratably over the 84 months of the lease term against rent expense.

8.     Credit Facilities

Our credit facilities with a Canadian chartered bank provide a $400,000 and a C$500,000 revolving demand facilities, a $400,000 and a C$600,000 revolving demand facility by way of letters of credit or guarantee, a C$2,000,000 lease line of credit and a C$200,000 corporate credit card facility. The aggregate amount outstanding under the lease line of credit and the C$600,000 revolving demand facility cannot exceed C$2,000,000. The $400,000 and C$500,000 revolving demand facilities bear interest at the bank’s U.S. base rate plus 0.125% and the bank’s Canadian prime rate plus 0.125% per annum, respectively.

As collateral for the credit facilities, we have provided the bank with a general security agreement in favour of the bank providing a first ranking charge on our assets. In addition, we cannot, without the prior consent of the bank, grant any encumbrance on our assets or provide any guarantees, sell any of our assets other than in the ordinary course of business or merge, amalgamate or enter into any business combination.

As at December 31, 2005, we have drawn on the C$600,000 revolving demand facility by issuing a $242,000 (C$292,000) letter of guarantee to a lessor with respect to leased equipment. Additionally, we had drawn on the $400,000 revolving demand facility by issuing a $372,000 letter of credit with respect to our New Jersey office lease. Finally, we have drawn on the lease line of credit through a capital lease totaling $619,000 (C$747,000) for leasehold improvements and leased equipment. The bank’s prime rates for the U.S. and Canadian facilities at December 31, 2005 were 7.25% and 5%, respectively. The related assets are included in Property and equipment (Note 5).

9.     Capital Leases

We entered into the following capital leases for furniture and equipment and leasehold improvements for which the minimum annual payments are as follows:

For the year ended December 31:
2006	$473
2007	339
2008	92
Total minimum lease payments	904
Less amounts representing interest (at rates ranging from 4.35%-5.557%)	(44)
Present value of net minimum capital lease payments	860
Current portion under capital leases	(441)
$419

Interest expense of $46,000 relating to capital leases has been included in interest expense for the year ended December 31, 2005; (2004 - $20,000)

10.     Convertible Redeemable Preferred Shares

On March 5, 2004, we issued a total of 12,677,192 convertible redeemable preferred shares, Series A (“Preferred Shares”) for total net cash proceeds of $49.3 million (net of $3.7 million of share issuance costs).

On March 4, 2005, in conjunction with Aspreva’s initial public offering, all of the outstanding Preferred Shares were automatically converted, on a one-for-one basis, into 12,677,192 common shares. The converted shares were cancelled and are not reissuable.

11.     Common Shares

 (a) Authorized

 Unlimited number of voting common shares, without par value.

(b) Initial Public Offering

On March 4, 2005, we completed our initial public offering of 8,280,000 common shares at a price of $11.00 per share and began trading on the NASDAQ National Market under the trading symbol ASPV and on the Toronto Stock Exchange under the trading symbol ASV. Net cash proceeds from the initial public offering were approximately $82.3 million, after deducting underwriter discounts, commissions and other offering expenses. In conjunction with the initial public offering, all outstanding Preferred Shares were converted into common shares on a one-for-one basis.

(c) Stock Purchase Plan Trust

In 2002, we established the 2002 Aspreva Incentive Stock Purchase Plan Trust (the “Trust”), for the purpose of distributing common shares to officers, directors, employees and consultants. The fair value of the common shares distributed to the Trust participants is being expensed over the vesting period with a corresponding credit to additional paid-in capital. Stock-based compensation related to the Trust shares amounted to $204,000 and $348,000 for 2005 and 2004, respectively. As of December 31, 2005, a total of 1,284,000 common shares had been distributed and no shares remained available for distribution under the Trust.

(d) Incentive Stock Option Plan

On January 22, 2002, we adopted the Aspreva 2002 Incentive Stock Option Plan (the “Plan”), pursuant to which 1,284,000 common shares have been reserved for issuance to directors, officers, employees and consultants. The Plan was amended in May 2004 and December 2004 to increase the reserve to 2,247,000 and 3,531,000 common shares respectively. The Plan will terminate in January 2012. The exercise price of the options is determined by the Board (or a committee thereof) but generally will be at least equal to the fair value of the shares at the grant date. As at December 31, 2005, 1,152,975 common shares were available for future grants.

The stock options typically have a ten year contractual life and vest ratably over a period of two to four years from the date of grant.

We have elected to follow the fair value method of accounting for stock-based awards as prescribed by Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation, as amended by SFAS 148. We measure stock-based awards using the Black-Scholes option pricing model, and amortize the fair value of granted stock options to the consolidated statement of operations over the vesting period of the options.

Stock option transactions for the period and the number of stock options outstanding are summarized below:

	Number of	Weighted
	Optioned	Average
	Common	Exercise
	Shares	Price
Exercisable in Canadian dollars
Balance, December 31, 2002	-	$-
Options granted	417,300	0.78
Balance, December 31, 2003	417,300	0.78
Options granted	1,499,712	5.60
Options forfeited	(17,833)	0.78
Options exercised	(14,267)	0.78
Balance, December 31, 2004	1,884,912	4.61
Options granted	546,899	15.96
Options forfeited	(68,052)	5.60
Options exercised	(92,183)	3.08
Balance, December 31, 2005	2,271,576	$7.38

The following table summarizes information regarding options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
	Weighted	Number of	Average Remaining	Number of	Weighted
	Average	Common Shares	Contractual Life	Common Shares	Average
Price Range	Exercise Price	Issuable	(Years)	Issuable	Exercise Price
(Exercisable in Canadian dollars)
$0.78	$0.78	336,940	7.6	264,358	$0.78
$5.60 - $7.79	$5.66	1,429,339	8.6	344,442	$5.60
$14.95 - $17.45	$16.63	505,297	9.6	53,082	$17.33
$0.78 - $17.45	$7.38	2,271,576	8.7	661,882	$4.61

The stock options expire at various dates from April 2013 to December 2015.

The estimated fair value of stock options granted was determined using the Black-Scholes option pricing model with the following assumptions:

	For the year ended December 31,
	2005	2004	2003
Average risk-free interest rate	4.0%	4.0%	4.7%
Expected life	5.22 years	8.0 years	8.0 years
Dividend yield	0.0%	0.0%	0.0%
Volatility	75.8%	150%	150%

The weighted average fair value of options granted during the years ended December 31, 2005, 2004 and 2003 which were granted with exercise prices at the fair value of common shares on the date of grant was $8.90, $4.27 and $0.56 respectively. The weighted average fair value of options granted during the years ended December 31, 2005 and 2004 with exercise prices less than the estimated fair value of the common shares on the date of grant was $10.76 and $12.51 respectively. There were no options granted during the year ended December 31, 2003 with exercise prices less than the estimated fair value of the common shares on the date of grant.

Stock-based compensation expense relating to stock option grants, shares distributed from the Trust and warrants issued has been recorded in the statement of operations and as additional paid-in capital as follows:

	For the year ended December 31,
	2005	2004	2003
Research and development	$2,316	$600	$77
Marketing, general and administrative	4,301	1,739	73
Interest and other expense	-	809	-
	$6,617	$3,148	$150

The unamortized amount of stock-based compensation relating to stock options granted and shares distributed from the Trust as at December 31, 2005 is $10.5 million, which will be amortized over the respective vesting period.

(e) Warrants

In March 2004, we issued warrants entitling the holders to acquire 230,360 common shares at an exercise price of C$4.76 per share. Of these, 35,670 warrants were exercised during the year ended December 31, 2005. As at December 31, 2005, we had 194,690 warrants outstanding. These warrants will terminate, if unexercised, in September 2006.

(f) Reserved Shares

We have reserved common shares for future issuance as follows:

	December 31,
	2005	2004
Exercise of outstanding warrants	194,690	230,360
Stock option plans:
Exercise of outstanding options	2,271,576	1,884,912
Available for future grants	1,152,975	1,631,821
Conversion of Preferred Shares	-	12,677,192
Total	3,619,241	16,424,285

(g) Shareholder Rights Plan

Effective March 3, 2005, we implemented a shareholder rights plan (the “Plan”), pursuant to which the holder of a right is entitled to acquire, under certain conditions, our common shares at a 50% discount to the market upon a person or group of persons acquiring 20% or more of our common shares. The rights are not exercisable in the event of a Permitted Bid as defined in the Plan. The rights will terminate at the close of business on February 4, 2015 unless earlier redeemed by Aspreva, provided that all outstanding rights will terminate on the date of our 2010 annual general meeting of shareholders unless the Plan is reconfirmed by our shareholders at that meeting.

12.     Income (Loss) per Common Share

We calculate net income (loss) per common share in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share, which requires the presentation of basic and diluted income (loss) per common share.

The denominators for basic and diluted net income (loss) per common share for the years ended December 31, 2005, 2004 and 2003 were calculated as follows:

	For the year ended December 31,
	2005	2004	2003
Weighted average shares outstanding used for basic net income (loss) per common share	30,444,716	12,094,525	10,484,907
Effect of dilutive stock options	1,294,678	-	-
Effect of dilutive warrants	153,311	-	-
Weighted average shares outstanding used for diluted net income (loss) per common share	31,892,705	12,094,525	10,484,907

Diluted net loss per common share is equivalent to basic net loss per common share for the years ended December 31, 2004 and 2003, as the outstanding options, warrants and Preferred Shares are anti-dilutive to loss per common share. Due to their anti-dilutive nature, the following potentially issuable shares were omitted from the calculation of diluted net income (loss) per common share for these periods:

	December 31,
	2005	2004	2003
Stock Options	213,997	1,884,912	417,300
Warrants	-	230,360	-
Preferred Shares	-	12,677,192	-
Total	213,997	14,792,464	417,300

13.     Derivative Financial Instruments

We use derivative financial instruments to hedge our royalty payments. Our royalty payments are received from Roche in Swiss francs (“CHF”) on a quarterly basis 45 days after each quarter end. Sales of CellCept are denominated in multi-currencies and are converted to CHF by Roche for the purpose of calculating amounts to be paid to us. To the extent the Swiss franc increases in value relative to these other currencies, the total aggregate CHF value of CellCept sales decreases and the amount that we are entitled to may be reduced. To mitigate this risk, at the beginning of each quarter, we enter into noon average rate contracts (“NARCs”) to sell U.S. dollars and Euros and buy CHF. The NARCs are designed to hedge our direct exposures of forecasted transactions and pursuant to SFAS 133 qualify as cash flow hedges. Forward contracts to sell CHF are entered with settlement dates that coincide with the date we receive our royalty payments from Roche. The forward contracts entered into are based on forecasts and as such they are initially designated as cash flow hedges. For the period from the quarter end to the settlement date, the hedges are re-designated and are treated as fair value hedges. Any change in value between quarter end and settlement date is recorded in interest income or expense.

As a result of our global operations with offices in Canada and the United Kingdom we incurred significant amount of our research and development and general and administrative expenditures in both Canadian dollars and pounds sterling. In order to hedge against the impact of fluctuations in the value of the Canadian dollar and pounds sterling relative to the U.S. dollar, we enter into short-term forward contracts to purchase both Canadian dollars and pounds sterling. Forward hedges relating to forecasted expenditures are cash flow hedges.

The following summarized derivative instruments were in place at December 31, 2005:

Hedge designation	Type of hedge	Currency Exchanged	Settlement dates	Total Notional Amount	Average Settlement Amount
Cash Flow	Forward Contract	Sell USD buy CAD	Feb 10, 2006 - Dec 20, 2006	$4,390,000USD	0.8444
Cash Flow	Forward Contract	Sell USD buy GBP	Jan 12, 2006 - Dec 11, 2006	$2,026,000 USD	1.7650
Cash Flow	Forward Contract	Sell CHF buy GBP	Feb 17, 2006 - Nov 10, 2006	1,369,000 CHF	2.2127
Cash Flow - dual purpose	Forward Contract	Sell CHF buy USD	May 18, 2006 - Nov 16, 2006	59,371,000 CHF	1.2466
Fair Value - dual purpose	Forward Contract	Sell CHF buy USD	February 17, 2006	25,036,000 CHF	1.2647
Cash Flow	NARC	Sell USD buy CHF	February 16, 2006	10,440,000 USD	0.7809
Cash Flow	NARC	Sell Euro buy CHF	February 16, 2006	4,316,000 Euro	0.6457
Cash Flow	NARC	Sell USD buy CHF	May 17, 2006	20,331,000 USD	0.7660
Cash Flow	NARC	Sell Euro buy CHF	May 17, 2006	4,331,000 Euro	0.6479

The fair value of the derivative financial instruments is the estimated amount that we would receive or (pay) to terminate a contract at the reporting date. At December 31, 2005, the amount we would receive (pay) in respect of our forward contracts was $2.6 million and ($158,000) in respect of the NARCs, $1.6 million relating to cash flow hedges net of $160,000 of taxes were recorded in OCI while the remaining $587,000 relates to fair value hedges of the quarterly royalty payments and were recorded in revenue.

We do not use derivative financial instruments for speculative or trading purposes, nor do we hold or issue leveraged derivative financial instruments. All activity is governed by a board approved hedging policy and is monitored for compliance on an ongoing basis. We are exposed to credit loss in the even of non-performance by the counter-parties to the foreign exchange forward contracts and NARCs however we do not anticipate non-performance by any counter party.

14.     Income Taxes

As at December 31, 2005, Aspreva had scientific research and experimental development expenditures (“SRED”) in the amount of $404,000 which have no expiry date, available to reduce future Canadian taxable income. We also had approximately $8.7 million of losses carried forward available to reduce taxable income in Switzerland in future years expiring in 2012. In addition Aspreva has $1.9 million in income tax credits, $551,000 expiring in 2014 and $1.3 million expiring in 2015.

Significant components of Aspreva’s future tax assets are as follows:

	December 31,
	2005	2004
Deferred tax assets:
Tax loss carryforwards	$779	$2,521
Share issue costs	3,521	1,380
R&D deduction and tax credits	1,351	-
Other	1,814	210
	$7,465	$4,111
Valuation allowance	(2,680)	(4,111)
Total deferred income tax asset	$4,785	$-
Less: Current portion	1,896	-
Net long-term portion of deferred tax assets	$2,889	$-

At December 31, 2005 a valuation allowance was recognized in the amount of $2.7 million for the portion of the deferred tax assets that reside in jurisdictions where tax deductions and credits may not be fully utilized in the near term. The valuation allowance is reviewed periodically and when the more likely than not criterion is met, the valuation allowance will be adjusted accordingly by a credit to income in that period.

The reconciliation of income tax attributable to operations computed at the Canadian statutory tax rate to income tax expense, using a statutory tax rate of 34.9%, 35.6% and 37.6% for the years ended December 31, 2005, 2004 and 2003, respectively, is:

	For the year ended December 31,
	2005	2004	2003
Income tax expense (recovery) at statutory rates	$7,040	$(8,008)	$(953)
Change in valuation allowance	(1,431)	3,435	613
Foreign tax rate differences	(5,277)	5,268	311
Non-deductible stock-based compensation	2,309	1,121	53
Permanent differences	1,766	(1,726)	-
Investment tax credits and other	(3,901)	(90)	(24)
Income tax expense	506	-	-

Provision for current income taxes:
Canada	1,117	-	-
Foreign	1,412	-	-
	2,529	-	-
Deferred income tax (recovery) expense:
Canada	41	-	-
Foreign	(2,064)	-	-
	(2,023)	-	-
Income tax expense	$506	$-	$-

15.     Supplemental Cash Flow

Supplemental cash flow information is as follows:

	For the year ended December 31,
	2005	2004	2003
Issuance of common shares in settlement of amounts due to shareholders	$-	$-	$59
Issuance of common shares to consultant for services rendered	$-	$-	$13
Equipment acquired under capital leases	$436	$960	$-
Leasehold inducements	$407	$-	$-
Issuance of common shares upon conversion of promissory notes	$-	$4,093	$-
Interest paid	$56	$22	$-

16.     Collaborative Agreement

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

Pursuant to our collaboration agreement with Roche, commencing April 1, 2005, we became entitled to a royalty based on an equal sharing of incremental net sales of CellCept in non-transplant indications above a negotiated baseline less a distribution fee, payable on a quarterly basis. This baseline was originally set in July 2003 at CHF 134 million, and is subject to an annual price index adjustment. In July 2005, Roche and Aspreva agreed that the baseline for 2005 would be CHF 123 million, after taking into account the price index adjustment and, for the time being, excluding Japan as a licensed territory under the agreement. The baseline will be reset annually in the first quarter.

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

17.     Related Party Transactions

We retain Farris, Vaughan, Wills & Murphy LLP, a law firm where R. Hector MacKay-Dunn, Q.C., is a senior partner. Mr. MacKay-Dunn is a member of our board of directors and acts as our Corporate Secretary. For the year ended December 31, 2005, 2004 and 2003 we incurred legal fees payable to Farris, Vaughan, Wills & Murphy LLP, of $834,000, $903,000 and $132,000, respectively, all of which, excluding $98,000 in accrued liabilities has been paid as of December 31, 2005. These fees relate primarily to services undertaken in conjunction with our initial public offering and for general corporate legal advice.

In 2004 and 2003, we incurred consulting fees of $129,000 and $47,000, respectively, payable to a former director of Aspreva. Additionally, salary and consulting fees of $51,000 and $50,000 for the years ended December 31, 2004 and 2003, respectively, were paid to spouses of three of our officers of Aspreva. All transactions were recorded at their exchange amount and were paid in full.

18.     Commitments and Contingencies

We have committed to the following minimum lease payments under operating leases over the next five years:

	2006	2007	2008	2009	2010	and thereafter
Operating Leases	$538	$549	$566	$522	$398	$77

Rent expense was $435,000, $182,000 and $40,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

We also have agreements with clinical sites, and contract research organizations, for the conduct of our clinical trials. We make payments to these sites and organizations based upon the number of patients enrolled and the period of follow-up in the trials. At December 31, 2005 we have commitments to these groups amounting to $21.7 million.

Guarantees

Occasionally, we enter into agreements with third parties in the ordinary course of business that include indemnification provisions that are customary in the industry. Those indemnifications generally require us to compensate the other party for certain damages and costs incurred as a result of third party claims or damages arising from these transactions. These indemnification provisions may survive termination of the underlying agreement. The nature of the indemnification obligation prevents us from making a reasonable estimate of the maximum potential amount it could be required to pay. Historically, we have not made any indemnification payments under such agreements and no amount has been accrued in the accompanying consolidated financial statements with respect to these indemnification obligations.

19.     Research and Development Expenses

Total research and development expenses comprise the following amounts:

	For the year ended December 31,
	2005	2004	2003
Clinical and regulatory	$27,176	$8,415	$916
Business development	3,029	1,723	316
Research and development	$30,205	$10,138	$1,232

Investment tax credits of $115,000, $125,000 and $136,000, representing the refundable portion earned on eligible research and development expenditures, have been applied to reduce research and development expenses for the years ended December 31, 2005, 2004 and 2003, respectively.

20.     Segmented Information

We operate primarily one business segment with substantially all assets located in Canada and operations located in Canada, the United States, Switzerland and the United Kingdom. During the year ended December 31, 2005 all our revenue was from our collaboration agreement with Roche. We did not have any revenue during the years ended December 31, 2004 and 2003.

21.     Comparative Figures

Certain of the prior year’s figures have been reclassified to conform to the presentation adopted in 2005.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.   Controls and Procedures.

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

We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005. Based upon their evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were reasonably effective in ensuring that information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-K.

Changes in internal controls

There were no changes in our internal controls over financial reporting during the three month period ended December 31, 2005 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Information concerning our directors will be contained in our definitive Proxy Statement with respect to our 2006 Annual Meeting of Shareholders, to be held on May 24, 2006, under the caption "Proposal 1 - Election of Directors" and is incorporated by reference into this Annual Report on Form 10-K. Information concerning our Audit Committee and Financial Expert is incorporated by reference to the section entitled "Audit Committee" to be contained in our definitive Proxy Statement. Information concerning procedures for recommending directors is incorporated by reference to the section entitled "Nominating and Corporate Governance Committee" to be contained in our definitive Proxy Statement. Information concerning our Executive Officers is set forth under "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K and is incorporated herein by reference. Information concerning our code of conduct is incorporated by reference to the section entitled "Code of Conduct," to be contained in our definitive Proxy Statement.

Section 16(a) of the Securities Exchange Act of 1934, requires a registrant's directors and executive officers, and persons who own more than 10% of a registered class of a registrants' securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common shares and other equity securities of the registrant. As we are a "foreign private issuer" pursuant to Rule 3a12-3 of the Securities Exchange Act of 1934, Aspreva and the persons referred to above are exempt from the reporting and liability provisions of Section 16(a). However, under Canadian provincial securities laws, the persons referred to above are required to file reports in electronic format through the System for Electronic Disclosure by Insiders, or SEDI, disclosing changes in beneficial ownership of, or control or direction over, our common shares and other securities. Our shareholders can access such reports at www.sedi.ca.

Item 11. Executive Compensation.

The information required by this item will be contained in our definitive Proxy Statement with respect to our 2006 Annual Meeting of Shareholders, to be held on May 24, 2006, under the caption "Executive Compensation," and is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information required by this item will be contained in our definitive Proxy Statement with respect to our 2006 Annual Meeting of Shareholders, to be held on May 24, 2006, under the caption "Security Ownership of Certain Beneficial Owners and Management" and "Securities Authorized for Issuance Under Equity Compensation Plans," and is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions.

The information required by this item will be contained in our definitive Proxy Statement with respect to our 2006 Annual Meeting of Shareholders, to be held on May 24, 2006, under the caption "Certain Relationships and Related Transactions," and is hereby incorporated by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this item will be contained in our definitive Proxy Statement with respect to our 2006 Annual Meeting of Shareholders, to be held on May 24, 2006, under the caption "Proposal 2 - Ratification of Selection of Independent Registered Public Accounting Firm," and is hereby incorporated by reference.

PART IV

Item 15: Exhibits and Financial Statement Schedules.

(a)	The following documents are included as part of this Annual Report on Form 10-K:

1.	Index to Financial Statements
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2005 and 2004
Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2005, 2004 and 2003
Notes to Consolidated Financial Statements

2.	Financial Statement Schedule
All schedules are omitted as the information required is inapplicable or the information is presented in the consolidated financial statements or the related notes.

3.	Exhibits
Please see “Exhibit Index”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASPREVA PHARMACEUTICALS CORPORATION

Date: March 2, 2006	By:	/s/ Richard M. Glickman
Richard M. Glickman
Chairman and Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signatures appears below constitutes and appoints Richard M. Glickman, Chief Executive Officer and Bruce G. Cousins, Chief Financial Officer, and each of them, his or her true and lawful attorneys-in-fact and agents, with the full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or either of them, or their on his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Richard M. Glickman	Date: March 2, 2006	By:	/s/ Bruce G. Cousin	Date: March 2, 2006
	Richard M. Glickman			Bruce G. Cousins
	Chairman and Chief Executive Officer			Chief Financial Officer
	(Principal Executive Officer)			(Principal Financial and Accounting Officer)

By:	/s/ Kirk K. Calhoun	Date: March 2, 2006	By:	/s/ Julia G. Levy	Date: March 2, 2006
	Kirk K. Calhoun			Julia G. Levy
	Director			Director

By:	/s/ Noel F. Hall	Date: March 2, 2006	By:	/s/ Arnold L. Oronsky	Date: March 2, 2006
	Noel F. Hall			Arnold L. Oronsky
	Director			Director

By:	/s/ Hector MacKay-Dunn	Date: March 2, 2006	By:	/s/ Ronald M. Hunt	Date: March 2, 2006
	R. Hector MacKay-Dunn			Ronald M. Hunt
	Director			Director

By:	/s/ George M. Milne	Date: March 2, 2006
George M. Milne
Director

EXHIBIT INDEX

Exhibit No.	Description

3.1+	Notice of Articles of the Registrant.
3.2+	Articles of the Registrant.
4.1+	Specimen certificate evidencing common shares.
4.2+	Shareholder Rights Plan Agreement between the Registrant and Computershare Investor Services Inc. dated February 4, 2005.
4.3+	Registration Rights Agreement between the Registrant and certain of its shareholders dated March 5, 2004.
10.1+	Amended and Restated Shareholders’ Agreement between the Registrant and certain shareholders dated March 5, 2004.
10.2+	Amended and Restated Shareholders’ Agreement Amending Agreement between the Registrant and certain shareholders dated August 9, 2004.
10 .3†+	Aspreva 2002 Incentive Stock Option Plan.
10 .4†+	Form of Stock Option Agreement with respect to the Aspreva 2002 Incentive Stock Option Plan.
10 .5†+	2002 Aspreva Incentive Stock Purchase Plan Trust Agreement between the Registrant and Richard M. Glickman dated January 28, 2002.
10 .6#	CellCept Collaboration and Promotion Agreement among Aspreva Pharmaceuticals GmbH (now Aspreva Pharmaceuticals SA), Hoffmann-La Roche Inc. and F. Hoffmann-La Roche Ltd dated July 18, 2003.
10 .7†+	Executive Employment Agreement between the Registrant and Richard M. Glickman dated January 28, 2002.
10 .8†+	Change in Control Agreement between the Registrant and Richard M. Glickman dated January 28, 2002.
10 .9†+	Executive Employment Agreement between the Registrant and Noel F. Hall dated January 28, 2002.
10 .10†+	Change in Control Agreement between the Registrant and Noel F. Hall dated January 28, 2002.
10 .11†+	Executive Employment Agreement between the Registrant and Bruce G. Cousins dated January 23, 2004.
10 .12†+	Change in Control Agreement between the Registrant and Bruce G. Cousins dated January 23, 2004.
10 .13†+	Trust Share Transfer Agreement between Richard M. Glickman, as trustee of the 2002 Aspreva Incentive Stock Purchase Plan Trust, and Bruce G. Cousins dated effective December 8, 2004.
10 .14†+	Executive Employment Agreement between the Registrant and Reinhard W.A. Baildon, M.D., Ph.D. dated August 25, 2003.
10 .15†+	Change in Control Agreement between the Registrant and Reinhard W.A. Baildon, M.D., Ph.D. dated August 25, 2003.
10 .16†**	Severance Agreement and Release between the Registrant and Steven Piazza, effective February 10, 2006.
10 .17	Reserved.
10 .18†+	Consulting Agreement between the Registrant, Dr. Michael R. Hayden and Genworks Inc. dated January 28, 2002.
10 .19†+	Fiduciary Contract/Mandate between the Registrant and Richard M. Glickman dated December 12, 2004.
10 .20+	Agreement between the Registrant and Dr. Erich Mohr dated February 15, 2003.
10.21+	Credit Facilities Agreement between the Registrant and Royal Bank of Canada dated April 23, 2004.
10.22+	Amendment, dated November 1, 2004, to Credit Facilities Agreement dated April 23, 2004 between the Registrant and Royal Bank of Canada.
10.23+	Amendment, dated December 13, 2004, to Credit Facilities Agreement dated April 23, 2004 between the Registrant and Royal Bank of Canada.
10.24+	General Security Agreement between the Registrant and Royal Bank of Canada dated April 28, 2004.
10.25+	Form of Indemnity Agreement between the Registrant and its directors and officers.
10.26+	Summary of Non-Employee Director Cash Compensation.
10 .27#+	First Amendment to CellCept Collaboration and Promotion Agreement among Aspreva Pharmaceuticals SA, Hoffmann-La Roche Inc. and F. Hoffmann-La Roche Ltd dated February 4, 2005.
21.1+	List of Subsidiaries.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (contained on signature page ).
31.1	Certification of the Chief Executive Officer, as required by Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.
31.2	Certification of the Chief Financial Officer, as required by Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.
32.1*	Certification of the Chief Executive Officer, as required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350).
32.2*	Certification of the Chief Financial Officer, as required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350).
____________

†	Indicates management contract or compensatory plan.

#
Confidential treatment has been granted for portions of this exhibit. Omitted material for which confidential treatment has been granted has been filed separately with the U.S. Securities and Exchange Commission.

+
Filed as the like numbered exhibit to our Registration Statement on Form F-1 (No. 333-122234) filed with U.S. Securities and Exchange Commission on January 24, 2005, as amended, and incorporated herein by reference.

*
The certifications attached as Exhibits 32.1 and 32.2 accompany this Annual Report on Form 10-K, are not deemed filed with the Security and Exchange Commission and are not to be incorporated by reference into any filing of Aspreva Pharmaceuticals Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.

**
Filed as the like numbered exhibit to our Current Report on Form 8-K, dated February 10, 2006 and filed with the U.S. Securities and Exchange Commission on February 16, 2005, and incorporated by herein by reference.