Form 10-Q
period 2006-03-31
Aspreva Pharmaceuticals CORP
filed 2006-04-27
CIK 1314026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ___________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☐No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:
Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐  No ☒

As of April 20, 2006, the registrant had 34,581,071 common shares outstanding.

ASPREVA PHARMACEUTICALS CORPORATION
FORM 10-Q
For the Quarterly Period Ended March 31, 2006

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
ASPREVA PHARMACEUTICALS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands of U.S. dollars)
(unaudited)

	March 31,	December 31,
	2006	2005
ASSETS
Current assets
Cash and cash equivalents	$44,610	$14,759
Marketable securities (Note 3)	99,038	97,280
Accounts receivable	66,843	48,246
Prepaid expenses	2,838	2,005
Deferred income tax asset	978	1,896
Foreign currency contracts (Note 8)	3,071	2,377

Total current assets	217,378	166,563

Property and equipment, net of accumulated depreciation of $1,008 (2005 - $856)	2,589	2,687
Deferred income tax asset	2,890	2,889
Restricted cash	718	716

TOTAL ASSETS	$223,575	$172,855

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$10,621	$8,463
Accrued liabilities	10,105	8,806
Unearned royalty advance	6,142	6,079
Current portion under capital leases	451	441
Current portion of deferred lease inducement	121	121

Total current liabilities	27,440	23,910

Long-term portion under capital leases	300	419
Long-term portion of deferred lease inducement	450	480

Total liabilities	28,190	24,809

Commitments and contingencies (Notes 7 and 12)

Shareholders’ equity (Note 6)
Common shares
Authorized: unlimited
Issued and outstanding	145,733	142,464
March 31, 2006 - 34,578,240
December 31, 2005 - 34,156,231
Additional paid-in capital	8,726	9,618
Retained earnings (deficit)	39,221	(5,531)
Accumulated other comprehensive income	1,705	1,495

Total shareholders’ equity	195,385	148,046

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$223,575	$172,855

See accompanying notes to consolidated financial statements.

ASPREVA PHARMACEUTICALS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands of U.S. dollars, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2006	2005
Royalty revenue	$62,680	$-

Expenses
Research and development	9,814	4,045
Marketing, general and administrative	6,111	5,351

	15,925	9,396

Operating income (loss)	46,755	(9,396)

Other income (expense)
Interest and other income	2,300	451
Interest and other expense	(14)	(40)

Total other income	2,286	411

Income (loss) before income taxes	49,041	(8,985)

Income tax expense
Current	4,044	-
Deferred	245	-
Total income tax expense	4,289	-

Net income (loss) for the period	$44,752	$(8,985)

Net income (loss) per common share (Note 5)
Basic	$1.30	$(0.46)
Diluted	$1.25	$(0.46)

See accompanying notes to consolidated financial statements.

ASPREVA PHARMACEUTICALS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of U.S. dollars)
(unaudited)

	Three Months Ended March 31,
	2006	2005
Operating Activities
Net income (loss) for the period	$44,752	$(8,985)
Adjustment to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	122	108
Deferred taxes	917	-
Stock-based compensation	973	1,587

Net change in non-cash working capital items related to operations:
Accounts receivable	(19,116)	(252)
Investment tax credits receivable	-	261
Prepaid expenses	(833)	423
Restricted cash	(2)	-
Accounts payable	2,157	(1,320)
Accrued liabilities	1,299	(1,459)

Net cash flows from (used in) operating activities	30,269	(9,637)

Investing Activities
Purchases of marketable securities	(55,615)	(55,952)
Redemptions of marketable securities	53,955	32,313
Purchase of property and equipment	(54)	(8)

Net cash flows used in investing activities	(1,714)	(23,647)

Financing Activities
Issuance of common shares	1,405	91,731
Share issue costs	-	(7,314)
Payments on capital lease obligations	(109)	(102)

Net cash flows from financing activities	1,296	84,315

Effect of exchange rate changes on cash and cash equivalents	-	(41)

Net increase in cash and cash equivalents	29,851	50,990

Cash and cash equivalents, beginning of the period	14,759	3,507

Cash and cash equivalents, end of the period	$44,610	$54,497

See Note 10 for supplemental cash flow information

See accompanying notes to consolidated financial statements.

ASPREVA PHARMACEUTICALS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(all tabular amounts in thousands of U.S. dollars other than share or per share data or unless otherwise stated)
March 31, 2006

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

We have prepared these consolidated financial statements in accordance with U.S. generally accepted accounting principles for interim financial statements and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for annual financial statements. The financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the United States Securities and Exchange Commission on March 2, 2006.

In the opinion of management, these consolidated financial statements include all normal and recurring adjustments considered necessary to present fairly our financial position, results of operations and cash flows. Interim results are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

2.	Significant Accounting Policies

Our significant accounting policies are the same as described in Note 2 to our Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the United States Securities and Exchange Commission on March 2, 2006 other than the adoption of  SFAS 123 (R) as decribed below. The following is a summary of the significant accounting policies used in the preparation of these financial statements.

Stock-Based Compensation Expense
In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement No. 123 (revised 2004), or SFAS 123 (R), Share Based Payment, which is a revision of Statement No. 123, or SFAS 123, Accounting for Stock-Based Compensation, as amended by SFAS 148. We adopted SFAS 123 (R) effective January 1, 2006. SFAS 123 (R) requires all share-based payments to employees, including grants of stock options, to be recognized over the service period in the statement of operations based on their fair values. In addition, SFAS 123 (R) amends the accounting for modifications and forfeitures of awards in determining compensation cost.

SFAS 123 (R) provides two transition methods - modified-prospective and modified-retrospective. The modified-prospective method recognizes the grant-date fair value of compensation for new and unvested awards beginning in the fiscal period in which the recognition provisions are first applied. Prior periods are not restated. Under the modified-retrospective method, entities are allowed to restate prior periods by recognizing a cumulative catch-up adjustment to compensatory cost in the period of adoption. We adopted this section using the modified-prospective method. Since we previously accounted for stock-based compensation under the fair value provisions of SFAS 123, adoption of SFAS 123 (R) did not have a significant impact on our financial position or consolidated statement of operations.

Revenue Recognition
Pursuant to our agreement with Hoffmann - La Roche Inc. and F. Hoffmann - La Roche Ltd., collectively Roche, commencing April 1, 2005, we became entitled to a royalty based on an equal sharing of incremental net sales of CellCept in non-transplant indications above a negotiated baseline less a distribution fee, payable on a quarterly basis. This baseline was originally set in July 2003 at 134 million Swiss Francs, or CHF, and is subject to an annual price index adjustment. Roche and Aspreva reset the baseline for 2006 to CHF 130.5 million, after taking into account the price index adjustment and, for the time being, excluding Japan as a licensed territory under the agreement. We follow the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, or SAB 104, Revenue Recognition, which sets forth criteria that must be met in order to recognize revenue: (i) there is persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectibility is reasonably assured.

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

We record all but CHF 4.0 million of the royalty payment as revenue within quarterly financial results. In subsequent quarters, consistent with the timing of the reconciliation described above, the remaining CHF 4.0 million of the royalty payment, as well as any additional payments to us or from us to Roche as a result of such reconciliation will be recorded in the period the reconciliation is completed. Thus, at any period end we will carry a maximum of CHF 4.0 million for each quarter that has not then been reconciled, classified as unearned royalty advance on the balance sheet. At March 31, 2006, there was CHF 8.0 million ($ 6.1 million) recorded in unearned royalties as the fourth quarter of 2005 and the first quarter of 2006 have not been reconciled.

In March 2006, Aspreva and Roche agreed to the final audited results for the net sales relating to the third quarter of 2005. The audit results were in excess of the CHF 4.0 million collar for the second consecutive quarter and, in accordance with our collaboration agreement, Roche and Aspreva agreed to settle this amount in full. For the three month period ended March 31, 2006, we recorded royalty revenue of $62.7 million, which is comprised of $46.5 million for the first quarter initial royalty payment ($49.6 million less $3.1 million collar recorded as unearned royalty advance) and $16.2 million (CHF 20.8 million) arising from the reconciliation of audited net sales data to the initial royalty payment for the third quarter of 2005. The initial royalty payment and reconciliation payment are recorded in accounts receivable as of March 31, 2006, and are payable to us within 45 days of March 31, 2006.

In December 2005, Aspreva and Roche made minor changes to the sales tracking methodology with a goal to reduce quarterly reconciliation payments in the future. As a result, large reconciling amounts, such as experienced in the three month period ended March 31, 2006, are not expected to recur.

3.	Marketable Securities

Available for sale debt securities
	Cost	Accrued interest	Gross unrealized gains	Gross unrealized losses	Approximate market and carrying value
March 31, 2006	$98,347	$728	$3	$(40)	$99,038
December 31, 2005	$96,687	$740	$2	$(149)	$97,280

4.	Stock-Based Compensation

We measure stock-based awards using the Black-Scholes option pricing model and amortize the fair value of granted stock options to the consolidated statement of operations over the vesting period of the options on an accelerated basis. We estimate the fair value of options using the following assumptions:

	Three Months Ended March 31,
	2006	2005
Expected stock price volatility	70%	150%
Average risk-free interest rate	4.0%	4.0%
Expected option life in years	5.0	8.0
Dividend yield	0%	0%
Forfeiture rate	3%	N/A

Included within the statements of operations are the following charges for stock-based compensation:
	Three Months Ended March 31,
	2006	2005
Research and development expense	$341	$587
Marketing, general and administrative expense	632	1,000
Total stock-based compensation	$973	$1,587

As required by SFAS 123 (R), previously recorded stock-based compensation expense totaling $0.8 million was reversed in the three months ended March 31, 2006 to reflect the impact of actual stock option forfeitures within the period.

5.	Net Income (Loss) per Common Share

We calculate net income (loss) per common share in accordance with SFAS 128, Earnings per Share, which requires the presentation of basic and diluted net income (loss) per common share using the treasury stock method.

The denominators for basic and diluted net income (loss) per common share for the three month periods ended March 31, 2006 and 2005 were calculated as follows:

	Three Months Ended March 31,
	2006	2005
Weighted average shares outstanding used for basic net income (loss) per common share	34,375,761	19,358,344
Effect of dilutive stock options	1,186,127	-
Effect of dilutive warrants	128,255	-
Weighted average shares outstanding used for diluted net income (loss) per common share	35,690,143	19,358,344

Diluted loss per common share is equivalent to basic loss per common share for the three month period ended March 31, 2005, as the outstanding options and warrants are anti-dilutive to the loss per common share.

Due to their anti-dilutive nature, the following potentially issuable shares were omitted from the calculation of diluted net income (loss) per common share for these periods:

	As of March 31,
	2006	2005
Stock options	551,724	1,926,514
Warrants	-	230,360
Total	551,724	2,156,874

6.	Shareholders’ Equity

Statement of Shareholders’ Equity
The following table summarizes the activity in our shareholders’ equity from December 31, 2005 to March 31, 2006:

	Number of Shares	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings/ (Deficit)	Total Shareholders’ Equity
Balance, as of December 31, 2005	34,156,231	$142,464	$9,618	$1,495	$(5,531)	$148,046
Shares issued on:
Exercise of options	379,191	2,939	(1,714)	-	-	1,225
Exercise of warrants	42,818	330	(151)	-	-	179
Stock-based compensation expense	-	-	973	-	-	973
Unrealized gain on derivative financial instruments	-	-	-	100	-	100
Reclassification of unrealized gain on marketable securities, net of tax	-	-	-	16	-	16
Unrealized loss on marketable securities, net of tax	-	-	-	94	-	94
Net income for the period	-	-	-	-	44,752	44,752
Balance, as of March 31, 2006	34,578,240	$145,733	$8,726	$1,705	$39,221	$195,385

Comprehensive Income
Comprehensive income for the three month period ended March 31, 2006 was $45.0 million and comprehensive loss for the three month period ended March 31, 2005 was $9.1 million.

Stock Options
Stock option transactions for the three month period ended March 31, 2006, and the number of stock options outstanding as of March 31, 2006, are summarized below:

	Number of Common Shares	Weighted Average Exercise Price
Exercisable in Canadian dollars
Balance, December 31, 2005	2,271,576	$7.38
Options granted	552,000	29.29
Options forfeited	(206,867)	5.60
Options exercised	(379,191)	3.73
Balance, March 31, 2006	2,237,518	$13.57

The stock options expire at various dates from April 2013 to March 2016. As of March 31, 2006, a total of 807,842 common shares are available for future grant under the Aspreva 2002 Incentive Stock Option Plan. The stock options typically have a ten year contractual life and vest ratably over a period of one to four years from the date of grant.

Warrants
In March 2004, we issued warrants entitling the holders to acquire 230,360 common shares at an exercise price of C$4.76 per share. Of these, 42,818 warrants were exercised during the three month period ended March 31, 2006. As of March 31, 2006, we had 151,872 warrants outstanding. These warrants will expire, if unexercised, in September 2006.

7.	Contractual Obligations and Commitments

We have agreements with clinical sites and contract research organizations for the conduct of our clinical trials. We make payments to these sites and organizations based upon the number of patients enrolled and the period of follow-up in the trials. At March 31, 2006, we have commitments to these groups amounting to $25.4 million over the next three years.

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

8.	Derivative Financial Instruments

We use derivative financial instruments to hedge our royalty payments. Our royalty payments are received from Roche in Swiss francs, or CHF, on a quarterly basis 45 days after each quarter end. Sales of CellCept are denominated in multi-currencies and are converted to CHF by Roche for the purpose of calculating amounts to be paid to us. To the extent the Swiss franc increases in value relative to these other currencies, the total aggregate CHF value of CellCept sales decreases and the amount that we are entitled to may be reduced. To mitigate this risk, at the beginning of each quarter, we enter into noon average rate contracts or NARCs to sell U.S. dollars and Euros and buy CHF. The NARCs are designed to hedge our direct exposures of forecasted transactions and pursuant to SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities qualify as cash flow hedges. Forward contracts to sell CHF are entered with settlement dates that coincide with the date we receive our royalty payments from Roche. The forward contracts entered into are based on forecasts and as such they are initially designated as cash flow hedges. For the period from the quarter end to the settlement date, the hedges are re-designated and are treated as fair value hedges. Any change in value between quarter end and settlement date is recorded in other income or expense as a foreign exchange gain or loss.

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

The following is a summary of the derivative instruments in place at March 31, 2006:

Type of hedge	Currency Exchanged	Settlement dates	Total Notional Amount	Average Settlement Amount
Forward Contract	Sell USD buy CAD	April 2006 - April 2007	12,407 USD	0.8631
Forward Contract	Sell USD buy GBP	April 2006 - April 2007	9,376 USD	1.7514
Forward Contract	Sell CHF buy GBP	May 2006 - February 2007	4,753 CHF	2.2455
Forward Contract	Sell CHF buy CAD	May 2006 - February 2007	1,573 CHF	1.1225
Forward Contract	Sell CHF buy USD	May 2006 - February 2007	149,360 CHF	1.2533
NARC	Sell USD buy CHF	May 2006 - August 2007	42,568 USD	0.7699
NARC	Sell Euro buy CHF	May 2006 - August 2007	12,421 Euro	0.6423

The fair value of the derivative financial instruments is the estimated amount that we would receive or pay to terminate a contract at the reporting date. At March 31, 2006, the fair value of our forward contracts totaled $3.0 million and $100,000 in respect of the NARCs. Of this, $1.9 million relates to cash flow hedges (recorded in Other Comprehensive Income); and $1.2 million relates to fair value hedges (recorded in revenue).

We do not use derivative financial instruments for speculative or trading purposes, nor do we hold or issue leveraged derivative financial instruments. All activity is governed by a board approved hedging policy and is monitored for compliance on an ongoing basis. We are exposed to credit loss in the event of non-performance by the counter-parties to the foreign exchange forward contracts and NARCs, however, we do not anticipate non-performance by any counter party.

9.	Income Taxes

The provision for income taxes was $4.2 million for the three months ended March 31, 2006, resulting in an effective global tax rate of 8.7% for the period. The difference between the effective tax rate and the statutory Canadian federal income tax rate of 34.1% relate to differing foreign tax rates, changes in our future income tax valuation allowance and utilization of tax pools. We believe the overall effective global tax rate for the full year will be less than 20%.

10.	Supplemental Cash Flow

Supplemental cash flow information is as follows:

	Three Months Ended March 31,
	2006	2005
Equipment acquired under capital leases	$-	$140
Income taxes paid	219	-
Interest paid	12	12

11.	Related Party Transactions

We retain Farris, Vaughan, Wills & Murphy LLP, a law firm where R. Hector MacKay-Dunn, Q.C., is a senior partner. Mr. MacKay-Dunn is a member of our board of directors and acts as our Corporate Secretary. In the three months ended March 31, 2006 and 2005, we incurred legal fees payable to Farris, Vaughan, Wills & Murphy LLP, of $143,000 and $560,000, respectively, of which $30,000 has been paid as of March 31, 2006. In 2006, these fees relate primarily to general corporate legal advice while in 2005 these fees related primarily to services undertaken in conjunction with our initial public offering.

12.	Contingencies

From time to time, we may be involved in litigation relating to claims arising out of our operations. We are not currently involved in any material legal proceedings.

13.	Comparative Figures

Certain of the prior year’s figures including cash and cash equivalents have been reclassified to conform to the presentation adopted in the current period.

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis by our management of our financial condition and results of operations in conjunction with our audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2005 and our unaudited consolidated financial statements for the three month period ended March 31, 2006. Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and are presented in U.S. dollars.

Forward-Looking Statements

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and/or forward-looking information under applicable Canadian provincial securities laws, or collectively forward-looking statements which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management are forward-looking statements. The words “anticipates”, “believes”, “estimates”, “expects”, “intends”, “may”, “plans”, “projects”, “will”, “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. We do not assume any obligation to update any forward-looking statements, other than as required by applicable law.

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

Collaborative Agreements

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

Pursuant to our collaboration agreement with Roche we are entitled to a royalty based on an equal sharing of incremental net sales of CellCept in non-transplant indications above a negotiated baseline less a distribution fee, payable on a quarterly basis. This baseline is subject to an annual price index adjustment and Roche and Aspreva agreed that the baseline for 2006 would be CHF 130.5 million, excluding, for the time being, Japan as a licensed territory under the agreement.

Based on our analysis of existing clinical trial and scientific data, we believe that CellCept also has the potential to be effective in treating a variety of autoimmune diseases.

Our collaboration agreement with Roche currently excludes Japan as a licensed territory and thus excludes that region from our revenue sharing arrangement. In April 2006, Aspreva entered into a collaboration agreement with Chugai Pharmaceuticals Co., Ltd., for the development of CellCept in Japan for certain autoimmune indications. Chugai, a global pharmaceutical company, has the rights to CellCept in Japan where it is currently approved for the suppression of organ rejection in transplant patients. Pursuant to the collaboration agreement, Chugai plans to meet with Japanese regulatory authorities during the third quarter of this year to discuss how Aspreva’s existing clinical trial data may be used in support of the development of CellCept for certain autoimmune indications. We will confirm this agreement following Chugai's final decision whether or not to proceed on this collaboration agreement following its meetings with the Japanese regulatory authorities.

Clinical Development Program

Our clinical development for CellCept focuses on three specific autoimmune indications: lupus nephritis, myasthenia gravis and pemphigus vulgaris. If we and Roche obtain regulatory approval for the use of CellCept in any of these indications, we will also be responsible for the promotion of CellCept for the approved autoimmune indications.

Our clinical programs have been designed to utilize portions of existing clinical data provided by investigator initiated trials (IITs). We expect to use the results of an IIT conducted by Dr. Ellen Ginzler of State University of New York, or SUNY Downstate Medical Center in Brooklyn, New York, to support our supplemental New Drug Application, or sNDA, with the FDA for the use of CellCept in the treatment of lupus nephritis. The results of Dr. Ginzler’s study (as published in the November 24, 2005 issue of the New England Journal of Medicine) are supportive of the potential efficacy and safety of CellCept in the induction phase of lupus nephritis, adding to the existing body of data that supports the potential benefit of CellCept in the treatment of lupus nephritis. CellCept is not currently approved by any regulatory agency for any indication outside of transplant, and although the results of Dr. Ginzler’s study are encouraging, a separate prospective, adequate and well-controlled study such as our international phase III lupus nephritis study is necessary to provide substantive evidence of the potential safety and efficacy of CellCept in patients with lupus nephritis. Similarly we expect to use an IIT conducted by Dr. Donald Sanders of Duke University to support our application for the use of CellCept in the treatment of myasthenia gravis. Dr. Sander’s study is structured slightly differently from our myasthenia gravis study particularly in areas such as length of therapy and steroid tapering. Results from Dr. Sanders’ IITs are expected in mid-2006.

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

In July 2005, we initiated enrolment of patients in our international phase III trial of CellCept in the treatment of lupus nephritis. Our trial is designed to enroll 358 patients with biopsy-proven lupus nephritis. Patient recruitment into this trial has become more challenging in light of recent positive publications suggesting the efficacy of CellCept in the treatment of lupus nephritis. In addition, a number of competing clinical studies also had an impact on recruitment into our study. However, given current patient enrolment rates, we do not anticipate any potential delay to be greater than two to four months.  We continue to expect, if the data is supportive, to be filing regulatory submissions, including a sNDA with the FDA, as well as well as appropriate filings with the European Union and Canadian regulatory authorities, for lupus nephritis in 2007.

In March 2006, the FDA provided a response to Roche and Aspreva’s application for orphan drug designation for CellCept in the treatment of lupus nephritis, a subset of systemic lupus erythematosus, or SLE. Since the potential use of CellCept in SLE is not limited to patients with lupus nephritis only, and as the size of the broader patient population is significantly greater than the 200,000 maximum allowed for an orphan drug designation, the FDA determined that CellCept is not eligible for orphan drug designation for lupus nephritis. Roche and Aspreva met to evaluate the FDA’s response and agreed not to pursue the designation any further. We do not expect that the decision will harm on the potential future commercialization of CellCept for lupus nephritis.

Myasthenia Gravis

Myasthenia gravis is a debilitating, chronic autoimmune neuromuscular disease in which the body produces auto−antibodies which prevent the nerves from sending messages to the muscles. According to the Myasthenia Gravis Foundation, myasthenia gravis affects approximately 70,000 to 100,000 people worldwide, including approximately 36,000 people in the United States. Although myasthenia gravis can affect any voluntary muscle, it frequently involves muscles controlling eye movements, chewing, swallowing, coughing and facial expressions, and can be life−threatening in some of the affected patients. Complete remission is infrequent and long−term immunosuppression is usually required. Current treatments of myasthenia gravis include the use of cholinesterase inhibitors, steroids and other immunosuppressant drugs such as azathioprine.

In November 2005, we completed enrollment of 176 patients in our international phase III trial of CellCept in the treatment of myasthenia gravis. We expect to complete this trial in late 2006 and intend to submit a sNDA to the FDA, as well as appropriate filings with the European Union and Canadian regulatory authorities in 2007. In January 2006, we received orphan drug designation with the FDA for CellCept in the treatment of myasthenia gravis.

Pemphigus Vulgaris

Pemphigus vulgaris is a rare dermatological autoimmune disease that, according to the International Pemphigus Foundation, affects approximately 40,000 people worldwide. Symptoms include painful and life-threatening blistering of the skin and mucous membranes which can cover much of the body.

In March 2006, we completed enrollment of 77 patients in our international phase III trial of CellCept in the treatment of pemphigus vulgaris. We expect to complete this trial in 2007 and intend to submit a sNDA to the FDA, as well as appropriate filings with the European Union and Canadian regulatory authorities, in 2007. We have filed an application with the FDA for orphan drug designation for CellCept in pemphigus vulgaris and anticipate a response from the FDA in the second quarter of 2006.

Preliminary Studies

There is a large and growing amount of data relating to the use of CellCept for the treatment of many different autoimmune diseases, and we are particularly interested in the potential of CellCept in the treatment of cardiovascular disease in autoimmune patients and multiple sclerosis patients.

Cardiovascular disease is of interest because of its link to lupus. Studies have shown that cardiovascular disease is responsible for up to 30% of all deaths in patients with lupus; the risk of heart attack is 50 times greater in lupus patients; and sub-clinical atherosclerosis, or the thickening and hardening of the arteries, occurs in 40% of lupus patients. Third party preliminary data suggests that CellCept may have potentially beneficial cardiovascular characteristics; a hypothesis that is supported by studies of cardiac transplant patients. Some of these potential benefits include the inhibition of smooth muscle proliferation and the suppression of T-cell adhesion and penetration. We have funded an IIT for CellCept in cardiovascular disease. The protocol for this IIT has been established, and the trial is currently recruiting patients. Results are anticipated in 2007.

Emerging literature also suggests that CellCept may be effective in the treatment of multiple sclerosis. There have been several small published studies that report that multiple sclerosis patients treated with CellCept have experienced an improvement in lesions, as measured by magnetic resonance imaging, a decreased rate of relapse and a reduced expanded disability status scale rating. We have funded an IIT for CellCept in multiple sclerosis that is expected to begin in 2006 with results anticipated in 2007.

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

Prior to regulatory approval of CellCept for any autoimmune indications, we will conduct extensive market research regarding speciality physician prescribing practices and product positioning, and will undertake a market preparation program. We currently are fielding a team of medical liaison physicians and other medical professionals who interact with potential future presenters and medical advisors to help us identify knowledge gaps in the potential use of CellCept and to assist us in our clinical development planning. We currently have 8 such field based medical advisors deployed in the U.S. and major EU markets.

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

Significant accounting policies are more fully described in the notes to our audited consolidated financial statements and notes thereto, included as part of our Annual Report on Form 10-K for the year ended December 31, 2005. However, we believe the following accounting policies relating to revenue recognition, stock-based compensation, clinical trial accounting, provision for income taxes and derivative instruments are the most critical accounting policies for assessing our financial performance.

Revenue Recognition

Pursuant to our collaboration agreement with Roche, commencing April 1, 2005, we became entitled to a royalty based on an equal sharing of incremental net sales of CellCept in non-transplant indications above a negotiated baseline less a distribution fee, payable on a quarterly basis. This baseline was originally set in July 2003 at CHF 134 million, and is subject to an annual price index adjustment. Roche and Aspreva have reset the baseline to CHF 130.5 million for 2006, after taking into account the price index adjustment and, for the time being, excluding Japan as a licensed territory under the agreement. The baseline will be reset on an annual basis during the first quarter of each year.

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

In March 2006, Aspreva and Roche agreed to the final audited results for the net sales relating to the third quarter of 2005. The audit results were in excess of the CHF 4.0 million collar for the second consecutive quarter and, in accordance with the collaboration agreement, Roche and Aspreva agreed to settle this amount in full. As a consequence, revenue of $62.7 million (CHF 80.1 million) for the first quarter of 2006 includes $16.2 million (CHF 20.8 million) relating to the third quarter reconciliation.

In December 2005, Aspreva and Roche made minor changes to the sales tracking methodology with a goal to reduce quarterly reconciliation payments in the future. As a result, large reconciling amounts, such as experienced in the three month period ended March 31, 2006, are not expected to recur.

Stock-Based Compensation

Stock-based compensation expense, which is a non-cash charge, results in part from estimating the fair value of employee stock options granted using the Black-Scholes option pricing model. The exercise price for option grants are based on the market value of our common shares.

Prior to January 1, 2006, we accounted for employee stock options using the fair value method in accordance with Statement of Financial Accounting Standards No. 123, or SFAS123, Accounting for Stock-Based Compensation. As of January 1, 2006 we adopted prospectively Statement of Financial Accounting Standards SFAS 123(R), Share Based Payments, a minor revision of SFAS 123, to account for employee stock options. The Black-Scholes option pricing model requires the input of the fair value of our stock at the date of grant of the stock options as well as the input of several subjective assumptions including: the expected life of the option, the expected volatility at the time the options are granted, and the expected forfeiture rate at the time the options were granted. Our current estimate of expected stock price volatility is 70%, expected option life is five years, and expected forfeiture rate is 3%. The estimated fair value of our options as calculated by the Black-Scholes option pricing model is amortized, on an accelerated basis, over the vesting period, which is generally two to four years.

Changes in the inputs and assumptions can materially affect the measure of the estimated fair value of our employee stock options. Also, the accounting estimate of stock-based compensation expense is reasonably likely to change from period to period as further stock options are granted and adjustments are made for stock option forfeitures and cancellations.

Included within the statements of operations are the following charges for stock-based compensation:

	Three Months Ended March 31,
	2006	2005
	(in millions)
Research and development expense	$0.4	$0.6
Marketing, general and administrative expense	0.6	1.0
Total stock-based compensation	$1.0	$1.6

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

We believe that our effective overall global corporate tax rate realized through this structure will be less than 20%.

We believe that our agreement with Roche should not be classified as a partnership for U.S. federal income tax purposes. If this belief is incorrect, the income of our Swiss subsidiary that is from sources within the United States, if any, could be taxable in the United States on a net income basis. In such event, our effective tax rate and our tax liability could increase.

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

We account for our derivative instruments in accordance with SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities. Derivative instruments are recorded as assets or liabilities, measured at fair value. Derivatives that are not hedges or are not designated as hedges are adjusted to fair value through income. If the derivative is a hedge, depending upon the nature of the hedge, changes in the fair value of the derivatives are either offset against the fair value of assets, liabilities or firm commitments through income, or recognized in other comprehensive income (loss) until the hedged item is recognized in income. The ineffective portion of a derivative’s change in fair value is immediately recognized in income.

Results of Operations

Presented below is a comparison of our results of operations for the three month periods ended March 31, 2006 and 2005.

Royalty Revenue

In accordance with the terms of our agreement with Roche commencing April 1, 2005, we became entitled to a royalty based on an equal sharing of incremental net sales of CellCept in non-transplant indications above a negotiated baseline less a distribution fee, payable on a quarterly basis. This baseline was originally set in July 2003 at CHF 134 million, and is subject to an annual price index adjustment. Roche and Aspreva have reset the baseline to CHF 130.5 million for 2006, after taking into account the price index adjustment and, for the time being, excluding Japan as a licensed territory under the agreement.

Under this agreement with Roche, we and Roche calculate and record the royalty payment due to us at the end of each quarter. We recognize a portion of this royalty payment as revenue within our quarterly financial results, and record CHF 4.0 million of the royalty payment due to us as unearned royalty advance on our consolidated balance sheets. This amount is subject to a subsequent reconciliation between Roche and Aspreva at which time the remaining CHF 4.0 million (approximately $3.1 million) of the royalty payment, as well as any additional payments to us or from us resulting from the reconciliations, will be recorded in the period the reconciliation is completed.

The following summarizes the royalty revenue we have earned to date under our agreement with Roche:

	Three months ended,
	June 30, 2005	September 30, 2005	December 31, 2005	March 31, 2006
	(in millions)
Initial quarterly payment less collar	$14.7	$16.8	$39.0	$46.5
Reconciliation amount	-	-	6.0	16.2
Total royalty revenue	$14.7	$16.8	$45.0	$62.7

Research and Development Expenses

From inception to March 31, 2006, we have incurred total research and development expenses of $51.3 million. Research and development expenses include clinical development expenditures for the use of CellCept to treat lupus nephritis, myasthenia gravis and pemphigus vulgaris; preliminary studies of CellCept efficacy in multiple sclerosis and cardiovascular indications; regulatory affairs expenses related to CellCept; and expenses related to our business development team which is working to identify potential new drug and collaboration opportunities. We expense research and development costs as they are incurred.

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

We anticipate completing our Phase III clinical trials for the use of CellCept in the induction phase of lupus nephritis in early 2007, in the treatment of myasthenia gravis in late 2006, and in the treatment of pemphigus vulgaris in 2007. However, we may not be able to complete such clinical trials on schedule as our patient enrollment may be slower than expected, the results from a clinical trial may not be favorable, or the FDA or other regulatory agencies may require additional clinical trials. Further, data from clinical trials is subject to varying interpretation, and may be deemed insufficient by the regulatory agencies reviewing applications for marketing approvals. As such, clinical development and regulatory programs are subject to risks and changes that may significantly impact our expense projections and development timelines.

The following table shows the allocation of research and development expenses:

	Annual total	Annual total	Annual total	For the three months ended March 31,		Total from inception to March 31
	2003	2004	2005	2005	2006	2006
	(in millions)
Lupus nephritis, or “LN”	$0.1	$4.9	$11.9	$2.0	$3.9	$20.8
Myasthenia gravis, or “MG”	0.4	2.2	11.3	0.7	3.0	16.9
Pemphigus vulgaris, or “PV”	0.4	1.3	3.3	0.3	1.0	6.0
Other	-	-	0.7	-	0.5	1.2
Clinical development expenditures	0.9	8.4	27.2	3.0	8.4	44.9
Business development expenditures	0.3	1.7	3.0	1.0	1.4	6.4
Total	$1.2	$10.1	$30.2	$4.0	$9.8	$51.3

Research and development expenses were $9.8 million for the three month period ended March 31, 2006, compared to $4.0 million for the three month period ended March 31, 2005. The increase of $5.8 million was due to a $5.4 million increase in our clinical development programs and $400,000 increase in our business development operations. Clinical development costs increased as a result of: a $1.9 million increase in our LN program costs reflecting the continued increase in activity as recruitment increased from 0% in the first quarter of 2005 to over 30% in 2006; a $2.3 million increase in our MG program as a consequence of achieving full patient enrollment and thus peak MG project spend rate; a $700,000 increase in our PV program costs due to achieving full enrollment and thus peak PV project spend rate; and $500,000 increase in the funding of other programs including preliminary studies for the use of CellCept in the treatment of cardiovascular disease in autoimmune patients and multiple sclerosis patients.

We incurred an increase of $1.2 million in salaries and related costs as we continue to build out our global business development and clinical teams in our Canadian, European and U.S. offices. Stock-based compensation decreased by $246,000 from the first quarter in 2005 as a result of the forfeiture in the period of previously expensed options.

The total number of employees engaged in research and development increased from 23 at March 31, 2005 to 56 at March 31, 2006, which includes 12 employees in our business development function.

Marketing, General and Administrative Expenses

Marketing, general and administrative expenses consist primarily of costs and salaries associated with building our infrastructure, costs of general corporate activities, and salaries and related costs for personnel in executive, finance, accounting, corporate compliance and operational functions. Prior to regulatory approval of CellCept for any autoimmune indications, we limit our marketing activity to conducting extensive market research regarding specialty physician prescribing practices and product positioning, and undertaking a market preparation program. We currently are fielding a team of 14 medical liaison physicians and other medical professionals who interact with potential future presenters and medical advisors to help us identify knowledge gaps in the potential use of CellCept and to assist us in our clinical development planning.

Marketing, general and administrative expenses were $6.1 million for the three month period ended March 31, 2006, compared to $5.4 million for the three month period ended March 31, 2005. The increase of $700,000 was primarily due to additional salary and related expenses, excluding stock-based compensation expenses, as we increased the number of employees undertaking marketing, general and administrative activities, including the build out of our European and U.S. operations. Stock-based compensation decreased by $368,000 over the first quarter of 2005 as a result of the forfeiture in the period of stock options previously expensed.

The total number of employees engaged in marketing, general and administrative activities increased from 43 at March 31, 2005 to 60 at March 31, 2006.

For the quarter ended March 31, 2006 our marketing costs represented 35% of total marketing, general and administrative expenses. We expect our marketing infrastructure expenses to continue to increase as we continue to build out our U.S. and European operations. Our marketing program costs will increase significantly immediately prior to and after obtaining regulatory approvals. We expect the growth in our general and administrative expenses to keep pace with overall company activity as we continue to build our operations to support our business, incur the additional costs of being a publicly traded company, and support our agreement with Roche and additional collaborations.

Interest and Other Income

Interest and other income was $2.3 million for the three month period ended March 31, 2006, compared to $451,000 for the three month period ended March 31, 2005. The increase of $1.9 million was due to several factors. We had significantly higher average investment balances during the three month period ended March 31, 2006 comprised of royalty revenue receipts and proceeds from our initial public offering. In the three month period ended March 31, 2005, we did not have royalty revenue and the proceeds from our initial public offering were received in March 2005. Additionally, net foreign exchange gains amounted to $817,000 in the three month period ended March 31, 2006 compared to a loss of $97,000 in the three month period ended March 31, 2005. The net foreign exchange gains resulted from the stronger Canadian dollar and British pound sterling (relative to the U.S. dollar) when we translated our March 31, 2006 Canadian dollar and British pound sterling denominated marketable securities and cash balances.

Interest and Other Expense

Interest and other expense was $14,000 for the three month period ended March 31, 2006, compared to $40,000 for the three month period ended March 31, 2005.

Income Taxes

The provision for income taxes was $4.3 million for the three months ended March 31, 2006, resulting in an effective global tax rate of 8.7% for the period. The difference between the effective tax rate and the statutory Canadian federal income tax rate of 34.1% relate to differing foreign tax rates, changes in our future income tax valuation allowance and utilization of tax pools.

Cash Flows

Operating activities
Net cash from operating activities was $30.3 million for the three month period ended March 31, 2006, compared to net cash used in operating activities of $9.6 million for the three month period ended March 31, 2005. The increase of $39.9 million in net cash from operating activities includes the receipt of the $44.4 million royalty receivable from Roche that was outstanding at December 31, 2005.

Investing activities
Net cash used in investing activities was $1.7 million for the three month period ended March 31, 2006, while net cash used in investing activities was $23.6 million for the three month period ended March 31, 2005. Purchases of investments in marketable securities during the three month period ended March 31, 2006 were $55.6 million, and were mainly offset by proceeds from sales of short-term investments in marketable securities of $54.0 million. Royalty revenue received in the three month period ended March 31, 2006 was sufficient to fund our current operations, which allowed us to put more of our investments into higher rate, longer term maturities as compared to the three month period ended March 31, 2005.

Financing activities
Net cash from financing activities was $1.3 million for the three month period ended March 31, 2006, reflecting cash received upon the exercise of warrants and employee stock options. Net cash from financing activities was $84.3 million for the three month period ended March 31, 2005, reflecting the net proceeds of our initial public offering in March 2005.

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2006, we had working capital of $186.5 million, which included $143.6 million in cash, cash equivalents and marketable securities. In aggregate, our cash resources increased by $31.6 million from $112.0 million at December 31, 2005. We had $66.8 million in accounts receivable at March 31, 2006, of which $61.5 million is due from Roche and payable within 45 days of March 31, 2006.

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

We expect that our available cash resources, and the revenue from our agreement with Roche, will be sufficient to support our current and planned programs and operations for at least 12 months. If our resources are insufficient to satisfy our liquidity requirements or if we pursue new indications for CellCept or enter into new indication partnerships, we may need to raise additional external funds through the sale of additional equity or debt securities. The sale of additional equity and debt securities may result in additional dilution to our stockholders. Additional financing may not be available in amounts or on terms acceptable to us or at all. If we are unable to obtain this additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned research, development and commercialization activities, which could harm our business.

Contractual Obligations and Commitments

As of March 31, 2006, there was no material change in our capital lease or operating lease obligations or any other long-term liabilities reflected on our consolidated balance sheet as compared to such obligations and liabilities at December 31, 2005.

We also have agreements with clinical sites, and contract research organizations for the conduct of our clinical trials. We make payments to these sites and organizations based upon the number of patients enrolled and the period of follow-up in the trials. At March 31, 2006, we have commitments to these groups amounting to $20.9 million over the next three years. In addition we have contractual commitments for investigator initiated trials totaling $4.5 million over the next three years.

Credit Facilities

We have various agreements with a Canadian chartered bank providing for revolving demand facilities and a lease line in the aggregate amount of $3.6 million. As of March 31, 2006, we had $751,000 of outstanding indebtedness under our credit facilities. The Canadian chartered bank may cancel or restrict the availability of any unutilized portion of our facilities at any time and from time to time without notice. Our credit facilities are secured by a security agreement constituting a first ranking security interest in all our personal property.

Off-Balance Sheet Arrangements

Since inception we have not engaged in material off-balance sheet activities, including the use of structured finance, special purpose entities or variable interest entities.

Related Party Transactions

For a description of our related party transactions during the three month period ended March 31, 2006, please see Note 11 to our Notes to Consolidated Financial Statements.

Recent Accounting Pronouncements

None.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risks

We are exposed to market risk, including changes to interest rates and foreign currency exchange rates.

We maintain risk management control systems to monitor the risks associated with foreign currency exchange rates. To reduce the volatility relating to these exposures, we enter into various derivative hedging transactions pursuant to our investment and risk management policies and procedures. We do not use derivatives for speculative purposes. Though we intend for our risk management control systems to be comprehensive, there are inherent risks that may only be partially offset by our hedging programs should there be unfavorable movements in foreign currency exchange rates.

Interest Rate Risk

Our material interest-bearing assets consisted of cash, cash equivalents and marketable securities. The balance of our interest-bearing portfolio, including cash, cash equivalents and investments, was $143.7 million or 66% of total current assets at March 31, 2006. Interest income related to this portfolio was $1.4 million for the three month period ended March 31, 2006. Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest-bearing portfolio.

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

Counterparties Credit Risks

We could be exposed to losses related to the financial instruments described in Note 8 to the Notes to Consolidated Financial Statements should one of our counterparties default. We attempt to mitigate this risk through credit rating monitoring procedures.

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

We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006. Based upon their evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were reasonably effective in ensuring that information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-Q.

Changes in internal controls

There were no changes in our internal controls over financial reporting during the three month period ended March 31, 2006 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

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

If we obtain an orphan drug designation and FDA approval of CellCept for an indication, we would be entitled to seven years of marketing exclusivity for that orphan drug indication. In January 2006, we were granted orphan drug designation for CellCept’s use in myasthenia gravis. In April 2006, Roche and Aspreva agreed not to pursue orphan drug designation for CellCept's use in lupus nephritis. However, if a competitor obtained approval of a generic form of CellCept for another indication, such as transplant use, physicians would not be prevented from prescribing the generic drug for the orphan indication during the period of marketing exclusivity. Such prescribing practices could adversely affect the sales of CellCept for the orphan indication.

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

Our long-term success depends upon our ability to identify drugs and drug candidates with significant potential and to acquire the rights for those indications from multiple collaborators, thus creating multiple sources of revenue. We face intense competition from other companies for collaborative arrangements with pharmaceutical and biopharmaceutical companies, and there are no barriers prohibiting other companies from adopting our business model. Pharmaceutical and biopharmaceutical companies may also decide to pursue new indications for their products themselves, rather than enter into collaborative arrangements to develop new indications. In addition, accurate sales tracking may be difficult or impossible under future collaborations which may preclude a collaboration or lead to disputes once a collaboration has been established. We currently only have two collaborations. If we are unable to enter into additional collaborations, we will continue to be dependent upon Roche for substantially all our revenues, and we will be limited in our ability to grow our business. In addition, the fact that we are collaborating with Roche, or other potential collaborators, may be viewed negatively by other potential collaborators, making them less likely to enter into arrangements with us.

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

In the three month period ended March 31, 2006, we increased our number of employees by 33 and, as of March 31, 2006, we had 139 employees. In order to continue the development and potential commercialization of CellCept for autoimmune indications and enter into new collaborations we will need to expand our clinical development, regulatory, marketing and sales promotion capabilities. We currently have operations in Canada, the United States, the United Kingdom, and Switzerland. Our ability to manage our global operations and expected growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to make such improvements in an efficient or timely manner and may discover deficiencies in existing systems and controls. Our ability to develop and commercialize products for new indications and compete effectively, and our future financial performance will depend, in part, on our ability to manage any future growth effectively.

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

Our operations are in many instances conducted in currencies other than the U.S. dollar and fluctuations in the value of currencies relative to the U.S. dollar could cause us to incur currency exchange losses. All amounts paid by Roche to us will be in Swiss Francs. In addition, we currently conduct some operations and incur a portion of our expenses in Canadian dollars, pounds sterling and other foreign currencies. Although we have implemented currency hedging techniques to mitigate the impact of currency fluctuations on our financial results, these techniques do not eliminate the effects of currency fluctuations with respect to anticipated revenues or cash flows, and, as they are short term in nature, do not protect us from prolonged periods of currency fluctuations.

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

Our stock price is volatile. Since our initial public offering on March 4, 2005 and through April 20, 2006, our common shares have traded on the NASDAQ National Market between $11.18 and $32.29 per share. The stock market in general and the market for biopharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The price for our common shares may be influenced by many factors, including:

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

As of March 31, 2006, our directors and executive officers, together with their affiliates, beneficially owned approximately 32% of our outstanding common shares, including shares subject to outstanding stock options and warrants. These shareholders, acting together, can exercise significant influence over all matters requiring shareholder approval, including the election of directors and any amendment of our notice of articles or articles. This concentration of ownership could also have the effect of delaying or preventing a change in our control.

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

As of March 31, 2006, we had applied the aggregate net proceeds of $82.3 million from our initial public offering as follows:
Working capital:              $62.1 million
Temporary investments:        $20.2 million

Recent Sales of Unregistered Securities

From January 1, 2006 through March 31, 2006, an aggregate of 42,818 common shares were issued to 8 accredited investors at a price of $4.08 ($Cdn 4.76) per share upon the exercise of warrants. The offer and sale of such common shares were made outside of the United States pursuant to Regulation S of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION

Executive Officer Cash Bonuses and Stock Options

On February 15, 2006, the compensation committee of our board of directors awarded cash bonuses and granted stock options to our Named Executive Officers for the year ended December 31, 2005, as follows:

Named Executive Officer	Position	Cash Bonus Awarded (1)	Number of Shares Subject to Stock Options (2)
Richard Glickman	Chairman and Chief Executive Officer	$136,000	35,000
Noel Hall	President	85,000	25,000
Bruce Cousins	Chief Financial Officer	81,000	15,000
Reinhard Baildon	Executive Vice President, Clinical and Regulatory Affairs	114,000	18,000

(1)	The cash bonuses were fully accrued at December 31, 2005 and did not impact expenses for the three month period ended March 31, 2006.

(2)
Each stock option has an exercise price payable in Canadian dollars of C$27.57 ($23.84), being the closing price of our common shares on the effective grant date as reported on the Toronto Stock Exchange, has a ten year term and vests in equal monthly amounts for 48 months from the date of grant.

2006 Performance Bonus Calculation

Each of our Named Executive Officers is eligible for a discretionary performance bonus determined as a percentage of such officer's annual base salary as set forth in such officer's employment agreement with Aspreva. On February 15, 2006, the compensation committee of our board of directors approved increases in the annual discretionary performance bonuses applicable to Mesrrs. Glickman and Hall from 40% to 50% of their respective base salaries. Mr. Cousins' and Dr. Baildon's annual discretionary performance bonuses remain at 35% of their respective base salaries. Our compensation committee has not yet approved the corporate and personal goals pursuant to which the performance of the Named Executive Officers will be evaluated in 2006 for the purposes of awarding discretionary performance bonuses and stock option grants.

ITEM 6. EXHIBITS.

31.1	Certification of the Chief Executive Officer, as required by Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer, as required by Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.

32.1*
Certification of the Chief Executive Officer, as required by Rule 13a-14(b) of the Securities and Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350).

32.2*
Certification of the Chief Financial Officer, as required by Rule 13a-14(b) of the Securities and Exchange Act of 1934, as amended  and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350).

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

ASPREVA PHARMACEUTICALS CORPORATION
April 26, 2006	/s/ Bruce G. Cousins
Bruce G. Cousins
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification of the Chief Executive Officer, as required by Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer, as required by Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.

32.1*
Certification of the Chief Executive Officer, as required by Rule 13a-14(b) of the Securities and Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350).

32.2*
Certification of the Chief Financial Officer, as required by Rule 13a-14(b) of the Securities and Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350).

* The certifications attached as Exhibits 32.1 and 32.2 accompany this quarterly report on Form 10-Q, are not deemed filed with the Security and Exchange Commission and are not to be incorporated by reference into any filing of Aspreva Pharmaceuticals Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended,whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.