Form 10-K/A
period 2005-12-31
Aspreva Pharmaceuticals CORP
filed 2006-07-21
CIK 1314026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

Securities registered pursuant to Section 12(b) of the Act
None

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

As of January 31, 2006, the registrant had 34,255,614 common shares outstanding.

INDEX

EXPLANATORY NOTE		2
Item 9.B	Other Information.	3
Item 15.	Exhibits and Financial Statement Schedules	4

SIGNATURES		5

EXPLANATORY NOTE

Aspreva Pharmaceuticals Corporation filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2006 on March 2, 2006. This Amendment No. 1 to the Annual Report on Form 10-K/A is being filed solely to disclose under Part II, Item 9B “Other Information” Aspreva’s shareholder quorum requirements contained in its Proxy Statement for its 2006 Annual and Special General Meeting of Shareholders filed as an Exhibit to a Current Report on Form 8-K (File No. 000-51169), dated April 20, 2006, and filed with the U.S. Securities and Exchange Commission on April 20, 2006

PART II

Item 9.B.	Other Information.

To transact business at a general meeting, a quorum of shareholders must be present at the commencement of the meeting, either in person or by proxy. Under Aspreva’s articles, the quorum for the transaction of business at a meeting is two persons who are, or who represent by proxy, shareholders who, in the aggregate, hold at least 20% of our common shares. If within one-half hour from the time set for a meeting a quorum is not present, the meeting will stand adjourned to the same day in the next week at the same time and place. If at such adjourned meeting a quorum is not present within one-half hour from the time set, the person or persons present and being, or representing by proxy, one or more shareholders entitled to attend and vote at a meeting will constitute a quorum. Aspreva has received a waiver of Rule 4350(f) from The NASDAQ Stock Market, Inc. which would otherwise require a quorum of holders of not less than 33⅓% of our common shares.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.
(a) The following documents are included as part of this Annual Report on Form 10-K:
3. Exhibits
Please see “Exhibit Index”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ASPREVA PHARMACEUTICALS CORPORATION

Date: July 20, 2006	By:	/s/ Richard M. Glickman
Richard M. Glickman
Chairman and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Richard M. Glickman	Date: July 20, 2006	By:	/s/ Bruce G. Cousins	Date: July 20, 2006
	Richard M. Glickman			Bruce G. Cousins
	Chairman and Chief Executive Officer			Chief Financial Officer
	(Principal Executive Officer)			(Principal Financial and Accounting Officer)

By:	*/s/ Kirk K. Calhoun	Date: July 20, 2006	By:	*/s/ Julia G. Levy	Date: July 20, 2006
	Kirk K. Calhoun			Julia G. Levy
	Director			Director

By:	*/s/ Noel F. Hall	Date: July 20, 2006	By:	*/s/ Arnold L. Oronsky	Date: July 20, 2006
	Noel F. Hall			Arnold L. Oronsky
	Director			Director

By:	*/s/ R. Hector Mackay-Dunn	Date: July 20, 2006	By:	*/s/ Ronald M. Hunt	Date: July 20, 2006
	R. Hector Mackay-Dunn			Ronald M. Hunt
	Director			Director

By:		*By:	/s/ Richard M. Glickman	Date: July 20, 2006
	William L. Hunter		Richard M. Glickman
	Director		Attorney-in-Fact

EXHIBIT INDEX

Exhibit No.	Description

3.1+	Notice of Articles of the Registrant.
3.2+	Articles of the Registrant.
4.1+	Specimen certificate evidencing common shares.
4.2+	Shareholder Rights Plan Agreement between the Registrant and Computershare Investor Services Inc. dated February 4, 2005.
4.3+	Registration Rights Agreement between the Registrant and certain of its shareholders dated March 5, 2004.
10.1+	Amended and Restated Shareholders’ Agreement between the Registrant and certain shareholders dated March 5, 2004.
10.2+	Amended and Restated Shareholders’ Agreement Amending Agreement between the Registrant and certain shareholders dated August 9, 2004.
10 .3†+	Aspreva 2002 Incentive Stock Option Plan.
10 .4†+	Form of Stock Option Agreement with respect to the Aspreva 2002 Incentive Stock Option Plan.
10 .5†+	2002 Aspreva Incentive Stock Purchase Plan Trust Agreement between the Registrant and Richard M. Glickman dated January 28, 2002.
10 .6#	CellCept Collaboration and Promotion Agreement among Aspreva Pharmaceuticals GmbH (now Aspreva Pharmaceuticals SA), Hoffmann-La Roche Inc. and F. Hoffmann-La Roche Ltd dated July 18, 2003.
10 .7†+	Executive Employment Agreement between the Registrant and Richard M. Glickman dated January 28, 2002.
10 .8†+	Change in Control Agreement between the Registrant and Richard M. Glickman dated January 28, 2002.
10 .9†+	Executive Employment Agreement between the Registrant and Noel F. Hall dated January 28, 2002.
10 .10†+	Change in Control Agreement between the Registrant and Noel F. Hall dated January 28, 2002.
10 .11†+	Executive Employment Agreement between the Registrant and Bruce G. Cousins dated January 23, 2004.
10 .12†+	Change in Control Agreement between the Registrant and Bruce G. Cousins dated January 23, 2004.
10 .13†+	Trust Share Transfer Agreement between Richard M. Glickman, as trustee of the 2002 Aspreva Incentive Stock Purchase Plan Trust, and Bruce G. Cousins dated effective December 8, 2004.
10 .14†+	Executive Employment Agreement between the Registrant and Reinhard W.A. Baildon, M.D., Ph.D. dated August 25, 2003.
10 .15†+	Change in Control Agreement between the Registrant and Reinhard W.A. Baildon, M.D., Ph.D. dated August 25, 2003.
10 .16†**	Severance Agreement and Release between the Registrant and Steven Piazza, effective February 10, 2006.
10 .17	Reserved.
10 .18†+	Consulting Agreement between the Registrant, Dr. Michael R. Hayden and Genworks Inc. dated January 28, 2002.
10 .19†+	Fiduciary Contract/Mandate between the Registrant and Richard M. Glickman dated December 12, 2004.
10 .20+	Agreement between the Registrant and Dr. Erich Mohr dated February 15, 2003.
10.21+	Credit Facilities Agreement between the Registrant and Royal Bank of Canada dated April 23, 2004.
10.22+	Amendment, dated November 1, 2004, to Credit Facilities Agreement dated April 23, 2004 between the Registrant and Royal Bank of Canada.
10.23+	Amendment, dated December 13, 2004, to Credit Facilities Agreement dated April 23, 2004 between the Registrant and Royal Bank of Canada.
10.24+	General Security Agreement between the Registrant and Royal Bank of Canada dated April 28, 2004.
10.25+	Form of Indemnity Agreement between the Registrant and its directors and officers.
10.26+	Summary of Non-Employee Director Cash Compensation.
10 .27#+	First Amendment to CellCept Collaboration and Promotion Agreement among Aspreva Pharmaceuticals SA, Hoffmann-La Roche Inc. and F. Hoffmann-La Roche Ltd dated February 4, 2005.
21.1+	List of Subsidiaries.
23.1***	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1***	Power of Attorney (contained on signature page ).
31.1	Certification of the Chief Executive Officer, as required by Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.
31.2	Certification of the Chief Financial Officer, as required by Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer, as required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350).
32.2*	Certification of the Chief Financial Officer, as required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350).

† Indicates management contract or compensatory plan.

# Confidential treatment has been granted for portions of this exhibit. Omitted material for which confidential treatment has been granted has been filed separately with the U.S. Securities and Exchange Commission.

+ Filed as the like numbered exhibit to our Registration Statement on Form F-1 (No. 333-122234) filed with the U.S. Securities and Exchange Commission on January 24, 2005, as amended, and incorporated herein by reference.

* The certifications attached as Exhibits 32.1 and 32.2 accompanied our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 2, 2006, are not deemed filed with the U.S. Securities and Exchange Commission and are not to be incorporated by reference into any filing of Aspreva Pharmaceuticals Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of the Form 10-K, irrespective of any general incorporation language contained in such filing.

** Filed as the like numbered exhibit to our Current Report on Form 8-K, dated February 10, 2006 and filed with the U.S. Securities and Exchange Commission on February 16, 2005, and incorporated by herein by reference.

*** Filed as the like numbered exhibit to our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 2, 2006.