Form 10-Q
period 2006-06-30
Aspreva Pharmaceuticals CORP
filed 2006-08-02
CIK 1314026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

As of July 20, 2006, the registrant had 34,788,031 common shares outstanding.

ASPREVA PHARMACEUTICALS CORPORATION
FORM 10-Q
For the Quarterly Period Ended June 30, 2006

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
ASPREVA PHARMACEUTICALS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands of U.S. dollars)
(unaudited)

	June 30,	December 31,
	2006	2005
ASSETS
Current assets
Cash and cash equivalents	$34,701	$14,759
Marketable securities (Note 3)	157,476	97,280
Accounts receivable	56,165	48,246
Prepaid expenses	2,928	2,005
Deferred income tax asset	1,045	1,896
Foreign currency contracts (Note 8)	-	2,377

Total current assets	252,315	166,563

Property and equipment, net of accumulated depreciation of $1,190 (2005 - $856)	2,683	2,687
Deferred income tax asset	2,910	2,889
Restricted cash	756	716

TOTAL ASSETS	$258,664	$172,855

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$10,735	$8,463
Accrued liabilities	15,948	8,806
Unearned royalty advance	6,532	6,079
Foreign currency contracts (Note 8)	508	-
Current portion under capital leases	467	441
Current portion of deferred lease inducement	126	121

Total current liabilities	34,316	23,910

Long-term portion under capital leases	174	419
Long-term portion of deferred lease inducement	445	480

Total liabilities	34,935	24,809

Commitments and contingencies (Notes 7 and 12)

Shareholders’ equity (Note 6)
Common shares
Authorized: unlimited
Issued and outstanding	147,085	142,464
June 30, 2006 - 34,765,107
December 31, 2005 - 34,156,231
Additional paid-in capital	10,166	9,618
Retained earnings (deficit)	67,177	(5,531)
Accumulated other comprehensive income (loss)	(699)	1,495

Total shareholders’ equity	223,729	148,046
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$258,664	$172,855

See accompanying notes to consolidated financial statements.

ASPREVA PHARMACEUTICALS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands of U.S. dollars, except per share amounts)
(unaudited)

	Three months ended June 30		Six months ended June 30
	2006	2005	2006	2005

Royalty revenue	$51,693	$14,671	$114,373	$14,671

Expenses
Research and development	12,218	7,152	22,032	11,197
Marketing, general and administrative	10,753	7,025	16,864	12,376

Total expenses	22,971	14,177	38,896	23,573

Operating income (loss)	28,722	494	75,477	(8,902)

Other income (expense)
Interest and other income	2,114	711	4,414	1,163
Interest and other expense	(9)	(54)	(23)	(94)

Total other income	2,105	657	4,391	1,069

Income (loss) before income taxes	30,827	1,151	79,868	(7,833)

Income tax expense
Current	2,415	-	6,459	-
Deferred	456	-	701	-
Total income tax expense	2,871	-	7,160	-

Net income (loss) for the period	27,956	1,151	72,708	(7,833)

Net income (loss) per common share (Note 5)
Basic	0.81	0.03	2.11	(0.29)
Diluted	0.78	0.03	2.03	(0.25)

See accompanying notes to consolidated financial statements.

ASPREVA PHARMACEUTICALS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of U.S. dollars)
(unaudited)

	Three months ended June 30		Six months ended June 30
	2006	2005	2006	2005
Operating Activities
Net income (loss) for the period	$27,956	$1,151	$72,708	$(7,833)
Adjustment to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	181	123	333	234
Deferred taxes	(87)	-	830	-
Stock-based compensation	2,241	1,597	3,214	3,184
Amortization of lease inducement	(31)	(11)	(61)	(14)

Net change in non-cash working capital items related to operations:
Accounts receivable	11,399	(14,667)	(7,782)	(14,919)
Investment tax credits receivable	-	-	-	261
Prepaid expenses	(90)	729	(923)	1,152
Deposits	(38)	-	(40)	-
Accounts payable	535	(182)	2,757	(2,329)
Accrued liabilities	5,842	1,142	7,142	510

Net cash flows from (used in) operating activities	47,908	(10,118)	78,178	(19,754)

Investing Activities
Purchases of marketable securities	(98,278)	(43,593)	(153,893)	(99,545)
Redemptions of marketable securities	40,295	4,073	94,250	36,386
Purchase of property and equipment	(275)	(167)	(329)	(175)

Net cash flows used in investing activities	(58,258)	(39,687)	(59,972)	(63,334)

Financing Activities
Issuance of common shares	551	-	1,955	91,731
Share issue costs	-	-	-	(7,314)
Payments on capital lease obligations	(110)	(105)	(219)	(207)

Net cash flows from (used in) financing activities	441	(105)	1,736	84,210

Effect of exchange rate changes on cash and cash equivalents	-	15	-	(27)

Net (decrease) increase in cash and cash equivalents	(9,909)	(49,895)	19,942	1,095

Cash and cash equivalents, beginning of the period	44,610	54,497	14,759	3,507

Cash and cash equivalents, end of the period	$34,701	4,602	34,701	4,602

  See accompanying notes to consolidated financial statements.

ASPREVA PHARMACEUTICALS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(all tabular amounts in thousands of U.S. dollars other than share or per share data or unless otherwise stated)
June 30, 2006

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

Stock-Based Compensation Expense
Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), or SFAS 123(R)), Share Based Payment, which supersedes our previous accounting under Statement No. 123, or SFAS 123, Accounting for Stock-Based Compensation. SFAS 123 (R) requires the recognition of compensation expense, using a fair-value based method, for costs related to all share-based payments to employees, including grants of stock options. SFAS 123 (R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. We use the Black-Scholes option-pricing model to determine the fair value for our awards. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the service period in the statement of income. We adopted SFAS 123 (R) using the modified prospective transition method which recognizes the grant-date fair value of compensation for new and unvested awards beginning in the fiscal period in which the recognition provisions are first applied. The modified prospective transition method does not require the restatement of prior periods to reflect the impact of SFAS123 (R). Since we previously accounted for stock-based compensation under the fair value provisions of SFAS 123, adoption of SFAS 123 (R) did not have a significant impact on our financial position or consolidated statement of operations.

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

We record all but CHF 4.0 million of the royalty payment as revenue within quarterly financial results. In subsequent quarters, consistent with the timing of the reconciliation described above, the remaining CHF 4.0 million of the royalty payment, as well as any additional payments to us or from us to Roche as a result of such reconciliation will be recorded in the period the reconciliation is completed. Thus, at any period end we will carry a maximum of CHF 4.0 million for each quarter that has not then been reconciled, classified as unearned royalty advance on the balance sheet. At June 30, 2006, there was CHF 8.0 million ($ 6.5 million) recorded in unearned royalties as the first quarter of 2006 and the second quarter of 2006 have not been reconciled.

In December 2005, Aspreva and Roche made minor changes to the sales tracking methodology with a goal to reduce future quarterly reconciliation payments. In June 2006, Aspreva and Roche agreed the final audited results for the net sales relating to the fourth quarter of 2005. The resulting reconciliation payment of ($279,000), which is payable to Roche within 45 days of quarter-end, was determined utilizing the revised sales tracking methodology.

For the three month period ended June 30, 2006, we recorded royalty revenue of $51.7 million, which is comprised of $48.7 million for the second quarter initial royalty payment ($52.0 million less $3.3 million collar recorded as unearned royalty advance) and $3.3 million (CHF 4 million) offset by $279,000 payable to Roche arising from the reconciliation of audited net sales data to the initial royalty payment for the fourth quarter of 2005. The net of the initial royalty payment and reconciliation payment are recorded in accounts receivable as of June 30, 2006, and are payable to us within 45 days of June 30, 2006.

3.	Marketable Securities

Available for sale debt securities
	Cost	Accrued interest	Gross unrealized gains	Gross unrealized losses	Approximate market and carrying value
June 30, 2006	$156,287	$1,232	$42	$(85)	$157,476
December 31, 2005	$96,687	$740	$2	$(149)	$97,280

4.	Stock-Based Compensation

We have a stock option plan, the Aspreva 2002 Incentive Stock Option Plan, or the Plan. The Plan has been amended since its adoption, most recently in May 2006 to increase the number of common shares reserved for issuance to directors, officers, employees and consultants to 4,031,000. The exercise price of the options is determined by the Board (or a committee thereof) but generally will be at least equal to the fair value of the shares at the grant date. The stock options typically have a ten year term and vest ratably over a period of two to four years from the date of grant. As at June 30, 2006 1,258,000 common shares were available for future grants. The stock options expire at various dates from April 2013 to May 2016. We issue new shares to satisfy stock option exercises.

Included within the statements of operations are the following charges for stock-based compensation:

	Three months ended June 30		Six months ended June 30
	2006	2005	2006	2005
Research and development expense	$784	$567	$1,125	$1,154
Marketing, general and administrative expense	1,457	1,030	2,089	2,030
Total stock-based compensation	$2,241	$1,597	$3,214	$3,184

We measure stock-based awards using the Black-Scholes option pricing model and amortize the fair value of granted stock options to the consolidated statement of operations over the vesting period of the options using the accelerated method. We estimated the fair value of options using the following assumptions:

	Three months ended June 30		Six months ended June 30
	2006	2005	2006	2005
Expected stock price volatility	70%	70%	70%	83%
Average risk-free interest rate	4%	4%	4%	4%
Expected option life in years	5.0	5.0	5.0	5.5
Dividend yield	0%	0%	0%	0%

Given our short history we do not have sufficient historical data to determine volatility, therefore our expected volatility is based on comparable companies’ historical stock prices. As provided in Staff Accounting Bulletin No. 107 our computation of expected option life has been calculated to be the mid-point between the vesting date and the end of the contractual period.

As required by SFAS 123 (R), previously recorded stock-based compensation expense totaling $0.8 million was reversed in the six months ended June 30, 2006 to reflect the impact of actual stock option forfeitures within the period.

Stock option transactions for the six-month period ended June 30, 2006, and the number of stock options outstanding as of June 30, 2006, are summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average remaining contractual term (years)	Aggregate Intrinsic Value
All dollar figures in Canadian dollars
Outstanding at December 31, 2005	2,271,576	$7.38
Options granted	552,000	29.29
Options forfeited	(206,867)	5.60
Options exercised	(379,191)	3.73
Outstanding at March 31, 2006	2,237,518	$13.57
Options granted	60,000	33.13
Options forfeited	(10,000)	14.95
Options exercised	(158,317)	3.10
Outstanding at June 30, 2006	2,129,201	$14.89	8.8	$33,139
Exercisable at June 30, 2006	518,812	$8.61	8.1	$11,256

Net cash proceeds from the exercise of stock options and warrants $2.0 million and nil for the six months ended June 30, 2006 and 2005, respectively.

The intrinsic value of stock options exercised during the six months ended June 30, 2006 was Cdn $15.4 million ($13.5 million). No options were exercised during the six-month period ended June 30, 2005.

The estimated fair value of stock options vested during the three-month periods ended June 30, 2006 and 2005 was $1.9 million and $0.5 million, respectively. The estimated fair value of stock options vested during the six-month periods ended June 30, 2006 and 2005 was $3.7 million and $0.9 million, respectively.

The weighted average estimated fair value of stock options granted during the three-month periods ended June 30, 2006 and 2005 was $18.08 and $8.46 per share, respectively. The weighted average estimated fair value of stock options granted during the six-month periods ended June 30, 2006 and 2005 was $15.60 and $8.99 per share, respectively, based on the assumptions in the Black-Scholes valuation model discussed above.

The unamortized amount of stock-based compensation relating to unvested stock options granted and shares distributed from the Trust as at June 30, 2006 is $12.5 million, which will be amortized over the weighted average period of 3.7 years.

The following table summarizes information regarding options outstanding at June 30, 2006:

	Options Outstanding			Options Exercisable
			Weighted
			Average
	Weighted	Number of	Remaining	Number of	Weighted
	Average	Common Shares	Contractual Life	Common Shares	Average
Price Range	Exercise Price	Issuable	(Years)	Issuable	Exercise Price
(Exercisable in Canadian dollars)
$0.78	$0.78	80,240	7.1	63,298	$0.78
$5.60 - $7.79	$5.69	951,624	8.1	321,057	$5.61
$14.95 - $17.45	$16.65	486,015	9.1	107,510	$17.15
$27.57 - $33.13	$29.66	611,322	9.7	26,947	$28.68
$0.78 - $33.13	$14.89	2,129,201	8.8	518,812	$8.61

5.	Net Income (Loss) per Common Share

We calculate net income (loss) per common share in accordance with SFAS 128, Earnings per Share, which requires the presentation of basic and diluted net income (loss) per common share using the treasury stock method.

The denominators for basic and diluted net income (loss) per common share for the three and six-month periods ended June 30, 2006 and 2005 were calculated as follows:

	Three months ended June 30		Six months ended June 30
	2006	2005	2006	2005
Weighted average shares outstanding used for basic net income (loss) per common share	34,676,544	34,028,378	34,527,315	26,733,886
Effect of dilutive stock options	1,226,628	1,405,330	1,120,270	-
Effect of dilutive warrants	108,271	237,205	106,475	-
Weighted average shares outstanding used for diluted net income (loss) per common share	36,011,443	35,670,913	35,754,060	26,733,886

Diluted loss per common share is equivalent to basic loss per common share for the six-month period ended June 30, 2005, as the outstanding options and warrants are anti-dilutive to the loss per common share.

Due to their anti-dilutive nature, the following potentially issuable shares were omitted from the calculation of diluted net income (loss) per common share for these periods:

	Three months ended June 30		Six months ended June 30
	2006	2005	2006	2005
Stock options	-	2,041,134	336,000	2,041,134
Warrants	-	230,360	-	230,360
Total	-	2,271,494	336,000	2,271,494

6.	Shareholders’ Equity

Statement of Shareholders’ Equity
The following table summarizes the activity in our shareholders’ equity from December 31, 2005 to June 30, 2006:
	Number of Shares	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings/ (Deficit)	Total Shareholders’ Equity
Balance, as of December 31, 2005	34,156,231	$142,464	$9,618	$1,495	$(5,531)	$148,046
Shares issued on:
Exercise of options	379,191	2,939	(1,714)	-	-	1,225
Exercise of warrants	42,818	330	(151)	-	-	179
Stock-based compensation expense	-	-	973	-	-	973
Unrealized gains on derivative financial instruments	-	-	-	100	-	100
Reclassification of unrealized loss on marketable securities, net of tax	-	-	-	16	-	16
Unrealized gains on marketable securities, net of tax	-	-	-	94	-	94
Net income for the period	-	-	-	-	44,752	44,752
Balance, as of March 31, 2006	34,578,240	$145,733	$8,726	$1,705	$39,221	$195,385
Shares issued on:
Exercise of options	158,317	1,129	(701)	-	-	428
Exercise of warrants	28,550	223	(100)	-	-	123
Stock-based compensation expense	-	-	2,241	-	-	2,241
Unrealized gains on derivative financial instruments	-	-	-	(2,355)	-	(2,355)
Reclassification of unrealized gain on marketable securities, net of tax	-	-	-	(63)	-	(63)
Unrealized gain on marketable securities, net of tax	-	-	-	14	-	14
Net income for the period	-	-	-	-	27,956	27,956
Balance, as of June 30, 2006	34,765,107	$147,085	$10,166	$(699)	$67,177	$223,729

Comprehensive Income
Comprehensive income was $25.6 million and $1.6 million for the three-month periods ended June 30, 2006 and  2005, respectively. Comprehensive income for the six-month period ended June 30, 2006 was $70.5 million and comprehensive loss for the six-month period ended June 30, 2005 was $7.4 million.

Warrants
In March 2004, we issued warrants entitling the holders to acquire 230,360 common shares at an exercise price of C$4.76 per share. Of these, 71,368 warrants were exercised during the six-month period ended June 30, 2006. As of June 30, 2006, we had 123,322 warrants outstanding. These warrants will expire, if unexercised, in September 2006.

7.	Contractual Obligations and Commitments

We have agreements with clinical sites and contract research organizations for the conduct of our clinical trials. We make payments to these sites and organizations based upon the number of patients enrolled and the period of follow-up in the trials. At June 30, 2006, we have commitments to these groups amounting to $23.0 million over the next three years.

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

As a result of our global operations with offices in Canada and the Europe we incurred significant amount of our research and development and general and administrative expenditures in Canadian dollars, euros and pounds sterling. In order to hedge against the impact of fluctuations in the value of the Canadian dollar, euro and pounds sterling relative to the U.S. dollar, we enter into short-term forward contracts to purchase Canadian dollars, euros and pounds sterling. Forward hedges relating to forecasted expenditures are cash flow hedges.

The following is a summary of the derivative instruments in place at June 30, 2006:

Type of hedge	Currency Exchanged	Settlement dates	Total Notional Amount	Average Settlement Amount
Forward Contract	Sell USD buy CAD	July 2006 - July 2007	12,240 USD	0.8789
Forward Contract	Sell USD buy GBP	July 2006 - July 2007	9,382 USD	1.7932
Forward Contract	Sell CHF buy GBP	August 2006 - May 2007	4,388 CHF	2.2234
Forward Contract	Sell CHF buy CAD	August 2006 - May 2007	1,674 CHF	1.1116
Forward Contract	Sell USD buy Euro	July 2006 - July 2007	567 USD	1.2974
Forward Contract	Sell CHF buy USD	August 2006 - August 2007	148,186 CHF	1.2302
NARC	Sell USD buy CHF	August 2006 - November 2007	47,356 USD	0.7976
NARC	Sell Euro buy CHF	August 2006 - November 2007	12,282 Euro	0.6392

The fair value of the derivative financial instruments is the estimated amount that we would receive or pay to terminate a contract at the reporting date. At June 30, 2006, the fair value of our forward contracts totaled $(1.5) million and $1.0 million in respect of the NARCs. Of this, $(0.7) million relates to cash flow hedges (recorded in Other Comprehensive Income); and $0.2 million relates to fair value hedges (recorded in the second quarter revenue).

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

The provision for income taxes was $7.2 million for the six months ended June 30, 2006, resulting in an effective global tax rate of 9.0% for the period. The difference between the effective tax rate and the statutory Canadian federal income tax rate of 34.1% relates to differing foreign tax rates, changes in our deferred income tax valuation allowance and utilization of tax pools. We believe the overall effective global tax rate for us will be less than 20%.

10.	Supplemental Cash Flow

Supplemental cash flow information is as follows:

	Three months ended June 30		Six months ended June 30
	2006	2005	2006	2005
Equipment acquired under capital leases	$-	$-	$-	$140
Income taxes paid	50	-	269	-
Interest paid	11	13	23	25

11.	Related Party Transactions

We retain Farris, Vaughan, Wills & Murphy LLP, a law firm where R. Hector MacKay-Dunn, Q.C., is a senior partner. Mr. MacKay-Dunn is a member of our board of directors and acts as our Corporate Secretary. In the six months ended June 30, 2006 and 2005, we incurred legal fees payable to Farris, Vaughan, Wills & Murphy LLP, of $270,000 and $560,000, respectively, all of which, excluding $36,000 in accrued liabilities, has been paid as of June 30, 2006. In 2006, these fees relate primarily to general corporate legal advice while in 2005 these fees related primarily to services undertaken in conjunction with our initial public offering.

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

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis by our management of our financial condition and results of operations in conjunction with our audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2005 and our unaudited consolidated financial statements for the six-month period ended June 30, 2006. Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and are presented in U.S. dollars.

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

We continue our intense focus on building our portfolio beyond CellCept and on leveraging the clinical, medical affairs and commercial infrastructure that we have built. Potential opportunities include single and multiple product partnerships with both large and mid size pharmaceutical and biotechnology companies, specialty autoimmune products in various stages of development and may include strategic acquisitions if the appropriate opportunity arises. We also anticipate that our Roche relationship will be expanded.

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

Our collaboration agreement with Roche currently excludes Japan as a licensed territory and thus excludes that region from our revenue sharing arrangement. In April 2006, Aspreva entered into a collaboration agreement with Chugai Pharmaceuticals Co., Ltd., for the development of CellCept in Japan for certain autoimmune indications. Chugai, a global pharmaceutical company, has the rights to CellCept in Japan where it is currently approved for the suppression of organ rejection in transplant patients. Pursuant to the collaboration agreement, Chugai plans to meet with Japanese regulatory authorities during the third quarter of this year to discuss how Aspreva’s existing clinical trial data may be used in support of the development of CellCept for certain autoimmune indications. Our discussions continue with Chugai and we will confirm this agreement following Chugai's final decision whether or not to proceed on this collaboration agreement following  meetings with the Japanese regulatory authorities.

Clinical Development Program

Our clinical development for CellCept focuses on three specific autoimmune indications: lupus nephritis, myasthenia gravis and pemphigus vulgaris. If we and Roche obtain regulatory approval for the use of CellCept in any of these indications, we will also be responsible for the promotion of CellCept for the approved autoimmune indications.

Our clinical programs have been designed to utilize portions of existing clinical data provided by investigator initiated trials (IITs). We expect to use the results of an IIT conducted by Dr. Ellen Ginzler of State University of New York, or SUNY Downstate Medical Center in Brooklyn, New York, to support our supplemental New Drug Application, or sNDA, with the FDA for the use of CellCept in the treatment of lupus nephritis. The results of Dr. Ginzler’s study (as published in the November 24, 2005 issue of the New England Journal of Medicine) are supportive of the potential efficacy and safety of CellCept in the induction phase of lupus nephritis, adding to the existing body of data that supports the potential benefit of CellCept in the treatment of lupus nephritis. CellCept is not currently approved by any regulatory agency for any indication outside of transplant, and although the results of Dr. Ginzler’s study are encouraging, a separate prospective, adequate and well-controlled study such as our international phase III lupus nephritis study is necessary to provide substantive evidence of the potential safety and efficacy of CellCept in patients with lupus nephritis. Similarly we expect to use an IIT conducted by Dr. Sanders of Duke University to support our application for the use of CellCept in the treatment of myasthenia gravis. Dr. Sanders'  IIT is a prospective, multi-center, double-blinded, placebo-controlled trial designed to assess CellCept in combination with prednisone in the treatment of acquired myathenia gravis. Dr. Sander’s study is structured slightly differently from our myasthenia gravis study including a shorter length of therapy (12 weeks vs. 36 weeks) and lack of steroid tapering. Dr. Sanders and Duke University are currently compiling the results from their study. The results will be released as appropriate by Duke University and Dr. Sanders once they have fully completed their analysis. Concurrently, we are analyzing the data from our database which is derived from his study and this data will be included as supporting evidence in our application for the use of CellCept in the treatment of  myasthenia gravis.

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

The Lupus Foundation of America estimates that between 500,000 and 1.5 million Americans have lupus. This wide range demonstrates the challenge that exists when trying to determine the true prevalence of less common diseases such as lupus. Our analysis of various sources of data estimates to be about 600,000 diagnosed lupus patients currently within the U.S. healthcare system. Clinicians estimate that one third to one half of lupus patients have lupus nephritis which equals approximately 200,000 Americans with lupus nephritis. We believe that approximately 11% of diagnosed patients with lupus nephritis are currently being treated with CellCept. We believe current dosing of CellCept is 1.7 grams, and will increase as a result of clinical data at higher dosing levels.

In July 2005, we initiated enrolment of patients in our international phase III trial of CellCept in the treatment of lupus nephritis. Our trial is designed to enroll 358 patients with biopsy-proven lupus nephritis. Enrollment into this study is currently over 66% of our design. We expect to complete the induction phase of this trial in early 2007, and expect data lock on this trial in May 2007. We expect, if the data is supportive, to be filing regulatory submissions, including a sNDA with the FDA, as well as appropriate filings with the European Union and Canadian regulatory authorities, for lupus nephritis in November 2007.

In March 2006, Roche and Aspreva agreed not to pursue an application for orphan drug designation for CellCept in the treatment of lupus nephritis, a subset of systemic lupus erythematosus, or SLE, as the FDA determined that CellCept is not eligible for orphan drug designation for lupus nephritis as the potential use of CellCept in SLE is not limited to patients with lupus nephritis only and consequently the size of the broader patient population is significantly greater than the 200,000 maximum allowed for an orphan drug designation.  We do not expect that the decision will harm the potential future commercialization of CellCept for lupus nephritis.

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

In November 2005, we completed enrollment of 176 patients in our international phase III trial of CellCept in the treatment of myasthenia gravis. We expect to complete the induction phase of this trial in late 2006 with data lock in October 2006. We intend to submit a sNDA to the FDA, as well as appropriate filings with the European Union and Canadian regulatory authorities in May 2007. In January 2006, we received orphan drug designation with the FDA for CellCept in the treatment of myasthenia gravis.

Pemphigus Vulgaris

Pemphigus vulgaris is a rare dermatological autoimmune disease that, according to the International Pemphigus Foundation, affects approximately 40,000 people worldwide. Symptoms include painful and life-threatening blistering of the skin and mucous membranes which can cover much of the body.

In March 2006, we completed enrollment of 77 patients in our international phase III trial of CellCept in the treatment of pemphigus vulgaris. We expect to complete the induction phase of this trial in 2007 with datalock in May 2007. We intend to submit a sNDA to the FDA, as well as appropriate filings with the European Union and Canadian regulatory authorities, in December 2007. In June 2006, we received orphan drug designation with the FDA for CellCept in the treatment of pemphigus vulgaris.

Preliminary Studies

There is a large and growing amount of data relating to the use of CellCept for the treatment of many different autoimmune diseases, and we are particularly interested in the potential of CellCept in the treatment of cardiovascular disease in autoimmune patients and multiple sclerosis patients.

Cardiovascular disease is of interest because of its link to lupus. Studies have shown that cardiovascular disease is responsible for up to 30% of all deaths in patients with lupus; the risk of heart attack is 50 times greater in lupus patients; and sub-clinical atherosclerosis, or the thickening and hardening of the arteries, occurs in 40% of lupus patients. Third party preliminary data suggests that CellCept may have potentially beneficial cardiovascular characteristics; a hypothesis that is supported by studies of cardiac transplant patients. Some of these potential benefits include the inhibition of smooth muscle proliferation and the suppression of T-cell adhesion and penetration. We have funded an two IITs for the treatment of CellCept in cardiovascular disease. The protocols for these IITs have been established, and the trials are currently recruiting patients. Results are anticipated in 2007.

Emerging literature also suggests that CellCept may be effective in the treatment of multiple sclerosis. There have been several small published studies that report that multiple sclerosis patients treated with CellCept have experienced an improvement in lesions, as measured by magnetic resonance imaging, a decreased rate of relapse and a reduced expanded disability status scale rating. We have committed to fund an IIT to investigate the use of CellCept in mono and combination therapy with Avonex in patients with relapse-remitting multiple sclerosis. The trial has been initiated and patient recruitment has begun. The study is expected to complete by the end of 2007.

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

Prior to regulatory approval of CellCept for any autoimmune indications, we will conduct extensive market research regarding specialty physician prescribing practices and product positioning, and will undertake a market preparation program. We currently are fielding a team of medical liaison physicians and other medical professionals who interact with potential future presenters and medical advisors to help us identify knowledge gaps in the potential use of CellCept and to assist us in our clinical development planning. We currently have 12 such field based medical advisors deployed in the U.S. and major EU markets.

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

In June 2006, Aspreva and Roche agreed to the final audited results for the net sales relating to the fourth quarter of 2005. The audit results indicate that the minor changes made to the sales tracking methodology in December 2005 are effective as the reconciliation payment related to the fourth quarter of 2005 is a payment of $279,000 payable to Roche within 45 days of quarter end.

Stock-Based Compensation

Stock-based compensation expense, which is a non-cash charge, results in part from estimating the fair value of employee stock options granted using the Black-Scholes option pricing model. The exercise price for option grants are based on the market value of our common shares.

Prior to January 1, 2006, we accounted for employee stock options using the fair value method in accordance with Statement of Financial Accounting Standards No. 123, or SFAS123, Accounting for Stock-Based Compensation. As of January 1, 2006 we adopted Statement of Financial Accounting Standards SFAS 123(R), Share-based Payment, a revision of SFAS 123, using the modified prospective method to account for employee stock options. The Black-Scholes option pricing model requires the input of the fair value of our stock at the date of grant of the stock options as well as the input of several subjective assumptions including: the expected life of the option, the expected volatility at the time the options are granted, and the expected forfeiture rate at the time the options were granted. Our current estimate of expected stock price volatility is 70%, expected option life is five years, and expected forfeiture rate is 3%. The estimated fair value of our options as calculated by the Black-Scholes option pricing model is amortized, using the accelerated method, over the vesting period, which is generally two to four years.

Changes in the inputs and assumptions can materially affect the measure of the estimated fair value of our employee stock options. Also, the accounting estimate of stock-based compensation expense is reasonably likely to change from period to period as further stock options are granted and adjustments are made for stock option forfeitures and cancellations.

Included within the statements of operations are the following charges for stock-based compensation:
	Three months ended June 30		Six months ended June 30
	2006	2005	2006	2005
	(in millions)
Research and development expense	$0.8	$0.6	$1.1	$1.2
Marketing, general and administrative expense	1.4	1.0	2.1	2.0
Total stock-based compensation	$2.2	$1.6	$3.2	$3.2

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

Deferred tax assets arise from unused tax losses from prior periods, timing differences, credits available for research and development and share issue costs. We anticipate utilizing all loss carry forwards within 2006, and the balance of our recognized deferred tax assets of $4.0 million, comprised of Canadian tax credits, by 2009.

Derivative Instruments

We utilize foreign exchange forward contracts and other derivative instruments to manage our exposure to foreign exchange fluctuations.

We account for our derivative instruments in accordance with SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities. Derivative instruments are recorded as assets or liabilities, measured at fair value. Derivatives that are not hedges, or are not designated as hedges, are adjusted to fair value through income. If the derivative is a hedge, depending upon the nature of the hedge, changes in the fair value of the derivatives are either offset against the fair value of assets, liabilities or firm commitments through income, or recognized in other comprehensive income (loss) until the hedged item is recognized in income. The ineffective portion of a derivative’s change in fair value is immediately recognized in income.

Results of Operations

Presented below is a comparison of our results of operations for the three and six-month periods ended June 30, 2006 and 2005.

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

Under this agreement with Roche, we and Roche calculate and record the royalty payment due to us at the end of each quarter. We recognize a portion of this royalty payment as revenue within our quarterly financial results, and record CHF 4.0 million of the royalty payment due to us as unearned royalty advance on our consolidated balance sheets. This amount is subject to a subsequent reconciliation between Roche and Aspreva at which time the remaining CHF 4.0 million (approximately $3.3 million) of the royalty payment, as well as any additional payments to us or from us resulting from the reconciliations, will be recorded in the period the reconciliation is completed.

The following summarizes the royalty revenue we have earned to date under our agreement with Roche:

	Three months ended
	June 30, 2005	September 30, 2005	December 31, 2005	March 31, 2006	June 30, 2006
		In millions
Initial quarterly payment less collar	$14.7	$16.8	$39.0	$46.5	$48.7
Reconciliation amount	-	-	6.0	16.2	3.0
Total royalty revenue	$14.7	$16.8	$45.0	$62.7	$51.7

Currently 49% of our revenue is derived from US markets, 19% from major European markets (UK, Spain, Italy, France and Germany) and the remainder from rest of world markets.

In December 2005, Aspreva and Roche made minor changes to the sales tracking methodology with a goal of reducing future volatility in quarterly reconciliation payments in the future. As a result, large reconciling amounts, such as experienced in the three-month period ended March 31, 2006, are not expected to recur.

Research and Development Expenses

From inception to June 30, 2006, we have incurred total research and development expenses of $63.5 million. Research and development expenses include clinical development expenditures for the use of CellCept to treat lupus nephritis, myasthenia gravis and pemphigus vulgaris; preliminary studies of CellCept efficacy in multiple sclerosis and cardiovascular indications; regulatory affairs expenses related to CellCept; and expenses related to our business development team which is working to identify potential new drug opportunities. We expense research and development costs as they are incurred.

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

The following table shows the allocation of research and development expenses:
	Annual total	Annual total	Annual total	For the six months ended June 30,		Total from inception to June 30
	2003	2004	2005	2005	2006	2006
			(in millions)
Lupus nephritis	$0.1	$4.9	$11.9	$5.2	$8.8	$25.7
Myasthenia gravis	0.4	2.2	11.3	3.8	6.1	20.0
Pemphigus vulgaris	0.4	1.3	3.3	1.0	2.0	7.0
Other	-	-	0.7	-	1.7	2.4
Clinical development expenditures	0.9	8.4	27.2	10.0	18.6	55.1
Business development expenditures	0.3	1.7	3.0	1.2	3.4	8.4
Total	$1.2	$10.1	$30.2	$11.2	$22.0	$63.5

Research and development expenses were $12.2 million for the three-month period ended June 30, 2006, compared to $7.2 million for the three-month period ended June 30, 2005. The increase of $5.0 million was due to a $3.8 million increase in our clinical development programs and $1.2 million increase in our business development operations. Clinical development costs increased as a result of: a $2.0 million increase in our lupus nephritis program costs reflecting the continued increase in activity as recruitment increased from 0% in the second quarter of 2005 to over 66% of target enrollment as at June 30, 2006; a $313,000 increase in our myasthenia gravis program as a consequence of achieving full patient enrollment and thus peak myasthenia gravis  project spend rate; a $281,000 increase in our pemphigus vulgaris  program costs due to achieving full enrollment and thus peak pemphigus vulgaris  project spend rate; and $1.2 million increase in the funding of other programs including preliminary studies for the use of CellCept in the treatment of cardiovascular disease in autoimmune patients and multiple sclerosis patients.

Included in the above we incurred an increase of $1.3 million in salaries and related costs as we continue to build out our global business development and clinical teams in our Canadian, European and U.S. offices. Stock-based compensation increased by $217,000 from the second quarter in 2005.

Research and development expenses were $22.0 million for the six-month period ended June 30, 2006, compared to $11.2 million for the six-month period ended June 30, 2005. The increase of $10.8 million was due to a $8.6 million increase in our clinical development programs and $2.2 million increase in our business development operations. Clinical development costs increased as a result of: a $3.6 million increase in our lupus nephritis program costs reflecting the continued increase in recruitment activity; a $2.3 million increase in our myasthenia gravis  program as a consequence of achieving full patient enrollment and thus peak myasthenia gravis project spend rate; a $1.0 million increase in our pemphigus vulgaris  program costs due to achieving full enrollment and thus peak pemphigus vulgaris  project spend rate; and $1.7 million increase in the funding of other programs including preliminary studies for the use of CellCept in the treatment of cardiovascular disease in autoimmune patients and multiple sclerosis patients.

Included in the above we incurred an increase of $2.0 million in salaries and related costs as we continue to build out our global business development and clinical teams in our Canadian, European and U.S. offices. Stock-based compensation decreased by $29,000 from the first six months of 2005 as a result of the forfeiture in the period of previously expensed options.

The total number of employees engaged in research and development increased from 27 at June 30, 2005 to 58 at June 30, 2006, which includes 11 employees in our business development function.

Marketing, General and Administrative Expenses

Marketing, general and administrative expenses consist primarily of costs and salaries associated with building our infrastructure, costs of general corporate activities, and salaries and related costs for personnel in executive, finance, accounting, corporate compliance and operational functions. Prior to regulatory approval of CellCept for any autoimmune indications, we limit our marketing activity to conducting extensive market research regarding specialty physician prescribing practices and product positioning, and undertaking a market preparation program. We currently are fielding a team of 17 medical liaison physicians and other medical professionals who interact with potential future presenters and medical advisors to help us identify knowledge gaps in the potential use of CellCept and to assist us in our clinical development planning.

Marketing, general and administrative expenses were $10.8 million for the three-month period ended June 30, 2006, compared to $7.0 million for the three-month period ended June 30, 2005. The increase of $3.8 million was primarily due to additional salary and related expenses as we increased the number of employees undertaking marketing, general and administrative activities, including the build out of our European and U.S. operations. Stock-based compensation increased by $427,000 over the second quarter of 2005. Also contributing to the increase are professional and consulting fees related to our Sarbanes-Oxley compliance program.

For the three month period ended June 30, 2006, our marketing costs represented 47% of total marketing, general and administrative expenses. We expect our marketing infrastructure expenses to continue to increase as we continue to build out our U.S. and European operations. Our marketing program costs will increase significantly immediately prior to and after obtaining regulatory approvals. We expect the growth in our general and administrative expenses to keep pace with overall company activity as we continue to build our operations to support our business, incur the additional costs of being a publicly traded company, and support our agreement with Roche and additional collaborations.

Marketing, general and administrative expenses were $16.9 million for the six-month period ended June 30, 2006, compared to $12.4 million for the six-month period ended June 30, 2005. The increase of $4.5 million was primarily due to additional salary and related expenses and professional and consulting fees related to our Sarbanes-Oxley compliance program.

The total number of employees engaged in marketing, general and administrative activities increased from 50 at June 30, 2005 to 72 at June 30, 2006.

Interest and Other Income

Interest and other income was $2.1 million for the three-month period ended June 30, 2006, compared to $711,000 for the three-month period ended June 30, 2005. The increase of $1.4 million was due to several factors. We had significantly higher average investment balances during the three-month period ended June 30, 2006 comprised of royalty revenue receipts and proceeds from our initial public offering. In the three-month period ended June 30, 2005, we had not yet received royalty proceeds. Additionally, net foreign exchange losses amounted to $97,000 in the three-month period ended June 30, 2006 compared to a loss of $40,000 in the three-month period ended June 30, 2005.

Interest and other income was $4.4 million for the six-month period ended June 30, 2006, compared to $1.2 million for the six-month period ended June 30, 2005. The increase of $3.2 million was due to several factors. We had significantly higher average investment balances during the six-month period ended June 30, 2006 comprised of royalty revenue receipts and proceeds from our initial public offering. In the six-month period ended June 30, 2005, we did not have royalty revenue and the proceeds from our initial public offering were received in March 2005. Additionally, net foreign exchange gains amounted to $769,000 in the six-month period ended June 30, 2006 compared to a loss of $137,000 in the six-month period ended June 30, 2005. The net foreign exchange gains resulted from the stronger Canadian dollar and British pound sterling (relative to the U.S. dollar) when we translated our June 30, 2006 Canadian dollar and British pound sterling denominated marketable securities and cash balances.

Interest and Other Expense

Interest and other expense was $9,000 for the three-month period ended June 30, 2006, compared to $54,000 for the three-month period ended June 30, 2005.

Interest and other expense was $23,000 for the six-month period ended June 30, 2006, compared to $94,000 for the six-month period ended June 30, 2005.

Income Taxes

The provision for income taxes was $2.9 million for the three months ended June 30, 2006, resulting in an effective global tax rate of 9.3% for the period.

The provision for income taxes was $7.2 million for the six months ended June 30, 2006, resulting in an effective global tax rate of 9.0% for the period.

For both periods, the difference between the effective tax rate and the statutory Canadian federal income tax rate of 34.1% relate to differing foreign tax rates, changes in our future income tax valuation allowance and utilization of tax pools.

Cash Flows

Operating activities

Net cash from operating activities was $47.9 million for the three-month period ended June 30, 2006, compared to net cash used in operating activities of $10.1 million for the three-month period ended June 30, 2005. The increase of $58.0 million in net cash from operating activities reflects the receipt of the $61.5 million royalty receivable from Roche that was outstanding at March 31, 2006.

Net cash from operating activities was $78.2 million for the six-month period ended June 30, 2006, compared to net cash used in operating activities of $19.8 million for the six-month period ended June 30, 2005. The increase of $98.0 million in net cash from operating activities includes the receipt of the $44.4 million royalty receivable from Roche that was outstanding at December 31, 2005, and the $61.5 million royalty receivable from Roche that was outstanding at March 31, 2006.

Investing activities

Net cash used in investing activities was $58.3 million for the three-month period ended June 30, 2006, while net cash used in investing activities was $39.7 million for the three-month period ended June 30, 2005. Purchases of investments in marketable securities during the three-month period ended June 30, 2006 were $98.3 million, and were mainly offset by proceeds from sales of short-term investments in marketable securities of $40.3 million. Royalty revenue received in the three-month period ended June 30, 2006 was sufficient to fund our current operations, which allowed us to put more of our investments into higher rate, longer term maturities as compared to the three-month period ended June 30, 2005.

Net cash used in investing activities was $60.0 million for the six-month period ended June 30, 2006, while net cash used in investing activities was $63.3 million for the six-month period ended June 30, 2005. Purchases of investments in marketable securities during the six-month period ended June 30, 2006 were $153.9 million, and were mainly offset by proceeds from sales of short-term investments in marketable securities of $94.3 million. Royalty revenue received in the six-month period ended June 30, 2006 was sufficient to fund our current operations, which allowed us to put more of our investments into higher rate, longer term maturities as compared to the six-month period ended June 30, 2005.

Financing activities

Net cash from financing activities was $441,000 for the three-month period ended June 30, 2006, reflecting cash received upon the exercise of warrants and employee stock options. Net cash used in financing activities was $105,000 for the three-month period ended June 30, 2005, reflecting payments on lease obligations.

Net cash from financing activities was $1.7 million for the six-month period ended June 30, 2006, reflecting cash received upon the exercise of warrants and employee stock options. Net cash from financing activities was $84.2 million for the six-month period ended June 30, 2005, mainly reflecting the net proceeds of our initial public offering in March 2005.

Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2006, we had working capital of $218.0 million, which included $192.2 million in cash, cash equivalents and marketable securities. In aggregate, our cash resources increased by $80.2 million from $112.0 million at December 31, 2005. We also had $56.2 million in accounts receivable at June 30, 2006, of which $51.5 million is due from Roche and payable within 45 days of June 30, 2006.

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

Contractual Obligations and Commitments

As of June 30, 2006, there was no material change in our capital lease or operating lease obligations or any other long-term liabilities reflected on our consolidated balance sheet as compared to such obligations and liabilities at December 31, 2005.

We also have agreements with clinical sites, and contract research organizations for the conduct of our clinical trials. We make payments to these sites and organizations based upon the number of patients enrolled and the period of follow-up in the trials. At June 30, 2006, we have commitments to these groups amounting to $19.6 million over the next three years. In addition we have contractual commitments for investigator initiated trials totaling $3.4 million over the next three years.

Credit Facilities

We have various agreements with a Canadian chartered bank providing for revolving demand facilities and a lease line in the aggregate amount of $3.6 million. As of June 30, 2006, we had $641,000 of outstanding indebtedness under our credit facilities. The Canadian chartered bank may cancel or restrict the availability of any unutilized portion of our facilities at any time and from time to time without notice. Our credit facilities are secured by a security agreement constituting a first ranking security interest in all our personal property.

Off-Balance Sheet Arrangements

Since inception we have not engaged in material off-balance sheet activities, including the use of structured finance, special purpose entities or variable interest entities.

Related Party Transactions

For a description of our related party transactions during the six-month period ended June 30, 2006, please see Note 11 of our Notes to Consolidated Financial Statements.

Recent Accounting Pronouncements

None.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risks

We are exposed to market risk, including changes to interest rates and foreign currency exchange rates.

We maintain risk management control systems to monitor the risks associated with foreign currency exchange rates. To reduce the volatility relating to these exposures, we enter into various derivative hedging transactions pursuant to our investment and risk management policies and procedures. We do not use derivatives for speculative or trading purposes, nor do we hold or issue leveraged derivative financial instruments. Though we intend for our risk management control systems to be comprehensive, there are inherent risks that may only be partially offset by our hedging programs should there be unfavorable movements in foreign currency exchange rates.

Interest Rate Risk

Our material interest-bearing assets consisted of cash, cash equivalents and marketable securities. The balance of our interest-bearing portfolio, including cash, cash equivalents and investments, was $192.2 million, or 76% of total current assets at June 30, 2006. Interest income related to this portfolio was $3.6 million for the six-month period ended June 30, 2006. Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest-bearing portfolio.

Foreign Currency Exchange and Foreign Economic Conditions Risk

Financial risk is the risk to our results of operations that arises from fluctuations in interest rates and foreign exchange rates and the degree of volatility of these rates. Foreign exchange risk arises as our investments, which finance operations, are substantially denominated in U.S. dollars, our royalty payments are received in Swiss francs and our expenses are denominated in several foreign currencies, including U.S. dollars, Canadian dollars, pounds sterling and Euros. Interest rate risk arises due to our investments being in fixed interest highly liquid investments.

If exchange rates change by 10%, we do not believe that it would have a material impact on our results of operations or cash flows to date. However, future exchange rate fluctuations may affect our future operating results.

To mitigate the risk of foreign exchange fluctuations against the U.S. dollar, we have entered into a number of foreign exchange forward contracts and noon average rate contracts.

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

We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006. Based upon their evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were reasonably effective in ensuring that information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-Q.

Changes in internal controls

There were no changes in our internal controls over financial reporting during the three-month period ended June 30, 2006 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

If we obtain an orphan drug designation and FDA approval of CellCept for an indication, we would be entitled to seven years of marketing exclusivity for that orphan drug indication. In January 2006, we were granted orphan drug designation for CellCept’s use in myasthenia gravis. In June 2006, we were granted orphan drug designation for CellCepts’ use in pemphigus vulgaris. In April 2006, Roche and Aspreva agreed not to pursue orphan drug designation for CellCept's use in lupus nephritis. However, if a competitor obtained approval of a generic form of CellCept for another indication, such as transplant use, physicians would not be prevented from prescribing the generic drug for the orphan indication during the period of marketing exclusivity. Such prescribing practices could adversely affect the sales of CellCept for the orphan indication.

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
•
compliance with rules and regulations implemented by the U.S. Securities and Exchange Commission, Canadian provincial securities regulatory authorities, the NASDAQ Global Market and the Toronto Stock Exchange.

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

In the six-month period ended June 30, 2006, we increased our number of employees by 24 and, as of June 30, 2006, we had 130 employees. In order to continue the development and potential commercialization of CellCept for autoimmune indications and enter into new collaborations we will need to expand our clinical development, regulatory, marketing and sales promotion capabilities. We currently have operations in Canada, the United States, the United Kingdom, and Switzerland. Our ability to manage our global operations and expected growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to make such improvements in an efficient or timely manner and may discover deficiencies in existing systems and controls. Our ability to develop and commercialize products for new indications and compete effectively, and our future financial performance will depend, in part, on our ability to manage any future growth effectively.

We depend on our executive officers, and if we are not able to retain them or recruit additional qualified personnel, we may be unable to successfully develop or commercialize CellCept.

Our success depends upon the continued contributions of our executive officers and scientific and technical personnel. We are highly dependent on Richard M. Glickman, our Chief Executive Officer, Noel F. Hall, our President, Bruce Cousins, our Chief Financial Officer and Dr. Richard Jones, our Senior Vice President, Clinical and Regulatory Affairs. Dr Reinhard Bailden, Executive Vice President, Clinical and Regulatory Affairs, announced plans for retirement in July 2006. This retirement will be effective September 2006. Due to the specialized knowledge that each of our executive officers possess with respect to CellCept and our operations, the loss of service of any of our executive officers could delay or prevent the successful completion of the clinical trials necessary for the commercialization of CellCept for lupus nephritis, myasthenia gravis or pemphigus vulgaris and could harm our relationship with Roche. We carry key man life insurance coverage of $1.3 million for each of Richard M. Glickman and Noel F. Hall. We do not carry key man life insurance for any of our other executive officers.

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

Our stock price is volatile. Since our initial public offering on March 4, 2005 and through July 20, 2006, our common shares have traded on the NASDAQ Global Market between $11.00 and $34.89 per share. The stock market in general and the market for biopharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The price for our common shares may be influenced by many factors, including:

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

As of June 30, 2006, our directors and executive officers, together with their affiliates, beneficially owned approximately 25% of our outstanding common shares, including shares subject to outstanding stock options and warrants. These shareholders, acting together, can exercise significant influence over all matters requiring shareholder approval, including the election of directors and any amendment of our notice of articles or articles. This concentration of ownership could also have the effect of delaying or preventing a change in our control.

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

As of June 30, 2006, we had applied the aggregate net proceeds of $82.3 million from our initial public offering as follows:

Working capital:	$82.3 million
Temporary investments:	nil

Recent Sales of Unregistered Securities

From April 1, 2006 through June 30, 2006, an aggregate of 28,550 common shares were issued to 10 accredited investors at a price of $4.27 ($Cdn 4.76) per share upon the exercise of warrants. The offer and sale of such common shares were made outside of the United States pursuant to Regulation S of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The 2006 Annual and Special General Meeting of the shareholders of Aspreva Pharmaceuticals Corporation was held on Wednesday, May 24, 2006 for the following purposes:

1.	to elect eight directors for the ensuing year;

2.
to appoint Ernst & Young LLP as our auditor and independent registered public accounting firm for the ensuing year and to authorise the audit committee of our board of directors to fix the remuneration to be paid to the auditor and independent registered public accounting firm;

3.	to amend the Aspreva 2002 Incentive Stock Option Plan to increase from 3,531,000 to 4,031,000 common shares in respect of which stock options may be granted thereunder; and

4.	to transact such other business as may properly come before the meeting, or at any adjournments or postponements thereof.

In addition, at the 2006 Annual and Special General Meeting our shareholders received our 2005 Annual Report and our audited consolidated financial statements for the year ended December 31, 2005, together with the report of the auditor and independent registered public accounting firm on those financial statements.

We are not subject to Section 14(a) of the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition of management’s solicitations.

The final vote on the proposals was recorded as follows:

Proposal 1:

The following eight directors were elected for the ensuing year by the following vote:

Nominee	For	Withheld
Richard M. Glickman	26,063,152	94,565
Noel F. Hall	26,096,642	61,075
Kirk K. Calhoun, C.P.A.	26,147,642	10,375
Ronald M. Hunt	26,146,642	11,075
Julia G. Levy, Ph.D.	21,290,945	4,866,772
R. Hector MacKay-Dunn, Q.C.	25,873,782	283,935
George M. Milne, Ph.D.	26,147,692	10,025
Arnold L. Oronsky, Ph.D.	26,077,972	79,745

Proposal 2:

The appointment of Ernst & Young LLP as our auditor and independent registered public accounting firm for the ensuing year and to authorise the audit committee of our board of directors to fix the remuneration to be paid to the auditor and independent registered public accounting firm was approved by the following vote:

For	Against	Withheld
26,099,297	-	58,420

Proposal 3:

The amendment of the Aspreva 2002 Incentive Stock Option Plan to increase from 3,531,000 to 4,031,000 common shares in respect of which stock options may be granted thereunder was approved by the following vote:

For	Against	Withheld	Insiders	No-Vote
10,315,755	6,803,438	-	70,400	8,968,124

ITEM 5. OTHER INFORMATION

On June 13, 2006, we announced the appointment of Dr. William L. Hunter to our Board of Directors.  Dr. Hunter, 43, co-founded Angiotech Pharmaceuticals, Inc. in 1992, and currently serves as President and Chief Executive Officer.  Dr. Hunter has previously served on the Boards of Active Pass Pharmaceuticals, Inc., Vigil Health Management, Viewpoint, Inc. and the Canadian Arthritis Network, and served on the Steering Committee for BIO 2002.

ITEM 6. EXHIBITS.

10.3(1)	Apreva 2002 Incentive Stock Plan
31.1	Certification of the Chief Executive Officer, as required by Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer, as required by Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.

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

(1)	Filed as an attachment to our Proxy Statement for our 2006 Annual and Special General Meeting of Shareholders held on May 24, 2006, as set forth in a Current Report on Form 8-K (File No. 000-51169), dated April 20, 2006, and filed with the U.S. Securities and Exchange Commission on April 20, 2006, and incorporated herein by reference.

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

ASPREVA PHARMACEUTICALS CORPORATION
August 2, 2006	/s/ Bruce G. Cousins
Bruce G. Cousins
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.3(1)	Apreva 2002 Incentive Stock Plan
31.1	Certification of the Chief Executive Officer, as required by Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer, as required by Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.

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

(1)	Filed as an attachment to our Proxy Statement for our 2006 Annual and Special General Meeting of Shareholders held on May 24, 2006, as set forth in a Current Report on Form 8-K (File No. 000-51169), dated April 20, 2006, and filed with the U.S. Securities and Exchange Commission on April 20, 2006, and incorporated herein by reference.

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