Form 10-Q
period 2006-09-30
Aspreva Pharmaceuticals CORP
filed 2006-11-09
CIK 1314026

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

As of October 31, 2006, the registrant had 34,046,147 common shares outstanding.

ASPREVA PHARMACEUTICALS CORPORATION
FORM 10-Q
For the Quarterly Period Ended September 30, 2006

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

ASPREVA PHARMACEUTICALS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands of U.S. dollars)
(unaudited)

	September 30,	December 31,
	2006	2005
ASSETS
Current assets
Cash and cash equivalents	$28,704	$14,759
Marketable securities (Note 3)	199,383	97,280
Accounts receivable	52,717	48,246
Prepaid expenses	2,738	2,005
Deferred income tax asset	836	1,896
Foreign currency contracts (Note 8)	1,902	2,377

Total current assets	286,280	166,563

Property and equipment, net of accumulated depreciation of $1,398 (2005 - $856)	3,791	2,687
Deferred income tax asset	1,887	2,889
Restricted cash	760	716

TOTAL ASSETS	$292,718	$172,855

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$9,906	$8,463
Income taxes payable	8,828	506
Accrued liabilities	10,684	8,300
Unearned royalty advance	6,397	6,079
Foreign currency contracts (Note 8)	491	-
Current portion under capital leases	416	441
Current portion of deferred lease inducement	130	121

Total current liabilities	36,852	23,910

Long-term portion under capital leases	116	419
Long-term portion of deferred lease inducement	425	480

Total liabilities	37,393	24,809

Commitments and contingencies (Notes 7 and 12)

Shareholders’ equity (Note 6)
Common shares
Authorized: unlimited
Issued and outstanding	149,576	142,464
September 30, 2006 - 35,042,147
December 31, 2005 - 34,156,231
Additional paid-in capital	11,719	9,618
Retained earnings (deficit)	92,577	(5,531)
Accumulated other comprehensive income	1,453	1,495

Total shareholders’ equity	255,325	148,046
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$292,718	$172,855

See accompanying notes to consolidated financial statements.

ASPREVA PHARMACEUTICALS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands of U.S. dollars, except per share amounts)
(unaudited)

	Three months ended September 30		Nine months ended September 30
	2006	2005	2006	2005
Royalty revenue	$47,943	$16,779	$162,316	$31,450

Expenses
Research and development	12,357	8,018	34,389	19,215
Marketing, general and administrative	9,969	6,660	26,833	19,036

Total expenses	22,326	14,678	61,222	38,251

Operating income (loss)	25,617	2,101	101,094	(6,801)

Other income (expense)
Interest and other income	3,259	1,138	7,673	2,229
Interest and other expense	(1)	(13)	(24)	(36)

Total other income	3,258	1,125	7,649	2,193

Income (loss) before income taxes	28,875	3,226	108,743	(4,608)

Income tax expense
Current	2,147	-	8,606	-
Deferred	1,328	-	2,028	-
Total income tax expense	3,475	-	10,634	-

Net income (loss) for the period	$25,400	$3,226	$98,109	$(4,608)

Net income (loss) per common share (Note 5)
Basic	0.73	0.09	2.83	(0.16)
Diluted	0.71	0.09	2.73	(0.16)

See accompanying notes to consolidated financial statements.

ASPREVA PHARMACEUTICALS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of U.S. dollars)
(unaudited)

	Three months ended September 30		Nine months ended September 30
	2006	2005	2006	2005
Operating Activities
Net income (loss) for the period	$25,400	$3,226	$98,109	$(4,608)
Adjustment to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	209	164	542	398
Deferred taxes	1,328	-	2,028	-
Stock-based compensation	2,830	1,928	6,044	5,112
Amortization of lease inducement	(17)	(10)	(78)	(24)

Net change in non-cash working capital items related to operations:
Accounts receivable	2,553	628	(5,100)	(14,307)
Investment tax credits receivable	-	-	-	261
Prepaid expenses	190	(902)	(733)	250
Deposits	(4)	(284)	(44)	(284)
Accounts payable	(966)	(609)	1,791	(2,936)
Income taxes payable	2,455	-	8,322
Accrued liabilities	1,109	2,208	2,384	2,716

Net cash flows from (used in) operating activities	35,087	6,349	113,265	(13,422)

Investing Activities
Purchases of marketable securities	(92,380)	(40,083)	(246,273)	(139,628)
Redemptions of marketable securities	51,507	39,167	145,757	75,522
Purchase of property and equipment	(1,316)	(675)	(1,645)	(850)

Net cash flows used in investing activities	(42,189)	(1,591)	(102,161)	(64,956)

Financing Activities
Issuance of common shares	1,214	320	3,169	92,051
Share issue costs	-	-	-	(7,314)
Payments on capital lease obligations	(109)	(107)	(328)	(314)

Net cash flows from financing activities	1,105	213	2,841	84,423

Effect of exchange rate changes on cash and cash equivalents	-	(18)	-	3

Net (decrease) increase in cash and cash equivalents	(5,997)	4,953	13,945	6,048

Cash and cash equivalents, beginning of the period	34,701	4,602	14,759	3,507

Cash and cash equivalents, end of the period	$28,704	$9,555	$28,704	$9,555

  See accompanying notes to consolidated financial statements.

ASPREVA PHARMACEUTICALS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(all tabular amounts in thousands of U.S. dollars other than share or per share data or unless otherwise stated)
September 30, 2006

1. Nature of Business and Basis of Presentation

Unless the context otherwise requires, all references to “Aspreva”, “we”, “our” and “us” refer to Aspreva Pharmaceuticals Corporation and its subsidiaries.

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

2. Significant Accounting Policies

Our significant accounting policies are the same as described in Note 2 to our Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the United States Securities and Exchange Commission on March 2, 2006 other than the adoption of  SFAS 123 (R) as described below. The following is a summary of the significant accounting policies used in the preparation of these financial statements.

Stock-Based Compensation Expense
Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), or SFAS 123(R)), Share Based Payment, which supersedes our previous accounting under Statement No. 123, or SFAS 123, Accounting for Stock-Based Compensation. SFAS 123 (R) requires the recognition of compensation expense, using a fair-value based method, for costs related to all share-based payments to employees, including grants of stock options. SFAS 123 (R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. We use the Black-Scholes option-pricing model to determine the fair value for our awards. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the service period in the statement of income. We adopted SFAS 123 (R) using the modified prospective transition method which recognizes the grant-date fair value of compensation for new and unvested awards beginning in the fiscal period in which the recognition provisions are first applied. The modified prospective transition method does not require the restatement of prior periods to reflect the impact of SFAS123 (R). Since we previously accounted for stock-based compensation under the fair value provisions of SFAS 123, adoption of SFAS 123 (R) did not have a significant impact on our financial position or consolidated statement of income.

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

We record all but CHF 4.0 million of the royalty payment as revenue within quarterly financial results. In subsequent quarters, consistent with the timing of the reconciliation described above, the remaining CHF 4.0 million of the royalty payment, as well as any additional payments to us or from us to Roche as a result of such reconciliation will be recorded in the period the reconciliation is completed. Thus, at any period end we will carry a maximum of CHF 4.0 million for each quarter that has not then been reconciled, classified as unearned royalty advance on the balance sheet. At September 30, 2006, there was CHF 8.0 million ($6.4 million) recorded in unearned royalties as the royalty revenue for the second quarter of 2006 and the third quarter of 2006 have not been reconciled.

In September 2006, Aspreva and Roche agreed the final audited results for the net sales relating to the first quarter of 2006. The resulting reconciliation payment of $2.4 million, which is payable to Roche within 45 days of quarter-end, was determined utilizing the revised sales tracking methodology.

For the three month period ended September 30, 2006, we recorded royalty revenue of $47.9 million, which is comprised of $47.1 million for the third quarter initial royalty payment ($50.3 million less $3.2 million collar recorded as unearned royalty advance) and a net reconciliation amount of $0.8 million ($3.2 million less $2.4 million payable to Roche) arising from audited net sales data to the initial royalty payment for the first quarter of 2006. The net of the initial royalty payment and reconciliation payment are recorded in accounts receivable as of September 30, 2006, and are payable to us within 45 days of September 30, 2006.

3.  Marketable Securities
Available for sale debt securities

	Cost	Accrued interest	Gross unrealized gains	Gross unrealized losses	Approximate market and carrying value
September 30, 2006	$197,109	$2,267	$55	$(48)	$199,383
December 31, 2005	$96,687	$740	$2	$(149)	$97,280

4. Stock-Based Compensation

We have a stock option plan, the Aspreva 2002 Incentive Stock Option Plan, or the Plan. The Plan has been amended since its adoption, most recently in May 2006, to increase the number of common shares reserved for issuance to directors, officers, employees and consultants to 4,031,000. The exercise price of the options is determined by the Board (or a committee thereof) but generally will be at least equal to the fair value of the shares at the grant date. The stock options typically have a ten year term and vest ratably over a period of two to four years from the date of grant. As at September 30, 2006, 990,000 common shares were available for future grants. The stock options expire at various dates from June 2013 to May 2016. We issue new shares to satisfy stock option exercises.

Included within the statements of operations are the following charges for stock-based compensation:

	Three months ended September 30		Nine months ended September 30
	2006	2005	2006	2005
Research and development expense	$991	$660	$2,116	$1,814
Marketing, general and administrative expense	1,839	1,268	3,928	3,298
Total stock-based compensation	$2,830	$1,928	$6,044	$5,112

We measure stock-based awards using the Black-Scholes option pricing model and amortize the fair value of granted stock options to the consolidated statement of operations over the vesting period of the options using the accelerated method. We estimated the fair value of options using the following assumptions:

	Three months ended September 30		Nine months ended September 30
	2006	2005	2006	2005
Expected stock price volatility	70%	70%	70%	78%
Average risk-free interest rate	4.0%	4.0%	4.0%	4.0%
Expected option life in years	5.0	5.0	5.0	5.3
Dividend yield	0%	0%	0%	0%

Given our short history we do not have sufficient historical data to determine volatility, therefore our expected volatility is based on comparable companies’ historical stock prices. As provided in Staff Accounting Bulletin No. 107 our computation of expected option life has been calculated to be the mid-point between the vesting date and the end of the contractual period.

As required by SFAS 123 (R), previously recorded stock-based compensation expense totaling nil and $0.8 million was reversed in the three and nine months ended September 30, 2006, respectively, to reflect the impact of actual stock option forfeitures within the period.

Stock option transactions for the nine-month period ended September 30, 2006, and the number of stock options outstanding as of September 30, 2006, are summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average remaining contractual term (years)	Aggregate Intrinsic Value
All dollar figures in Canadian dollars
Outstanding at December 31, 2005	2,271,576	$7.38
Options granted	552,000	29.29
Options forfeited	(206,867)	5.60
Options exercised	(379,191)	3.73
Outstanding at March 31, 2006	2,237,518	$13.57
Options granted	60,000	33.13
Options forfeited	(10,000)	14.95
Options exercised	(158,317)	3.10
Outstanding at June 30, 2006	2,129,201	$14.89
Options granted	355,500	30.26
Options forfeited	(87,983)	17.87
Options exercised	(156,631)	5.31
Outstanding at September 30, 2006	2,240,087	$17.88	8.8	$26,100
Exercisable at September 30, 2006	555,231	$10.42	8.0	$10,383

Net cash proceeds from the exercise of stock options and warrants was $3.2 million and $320,000 for the nine months ended September 30, 2006 and 2005, respectively. Net cash proceeds from the exercise of stock options and warrants was $1.2 million and $320,000 for the three months ended September 30, 2005, respectively.

The intrinsic value of stock options exercised during the nine months ended September 30, 2006  and 2005 was $15.1million and $1.0 million, respectively. The intrinsic value of stock options exercised during the three months ended September 30, 2006 and 2005 was $1.6 million and $1.0 million, respectively.

The estimated fair value of stock options vested during the three-month periods ended September 30, 2006 and 2005 was $2.2 million and $0.6 million, respectively. The estimated fair value of stock options vested during the nine-month periods ended September 30, 2006 and 2005 was $5.8 million and $1.5 million, respectively.

The weighted average estimated fair value of stock options granted during the three-month periods ended September 30, 2006 and 2005 was $15.88 and $9.07 per share, respectively. The weighted average estimated fair value of stock options granted during the nine-month periods ended September 30, 2006 and 2005 was $15.71 and $9.03 per share, respectively, based on the assumptions in the Black-Scholes valuation model discussed above.

The unamortized amount of stock-based compensation relating to unvested stock options granted as at September 30, 2006 is $15.0 million, which will be amortized over the weighted average period of 2.7 years.

The following table summarizes information regarding options outstanding at September 30, 2006:

	Options Outstanding			Options Exercisable
			Weighted
			Average
		Number of	Remaining	Number of
	Weighted Average	Common Shares	Contractual Life	Common Shares	Weighted Average
Price Range	Exercise Price	Issuable	(Years)	Issuable	Exercise Price
(Exercisable in Canadian dollars)
$0.78	$0.78	25,100	6.9	25,100	$0.78
$5.60 - $7.79	$5.69	843,511	7.9	349,698	$5.62
$14.95 - $17.45	$16.58	438,043	8.9	123,986	$17.10
$27.57 - $33.13	$29.97	933,433	9.6	56,447	$29.75
$0.78 - $33.13	$17.88	2,240,087	8.8	555,231	$10.42

5. Net Income (Loss) per Common Share

We calculate net income (loss) per common share in accordance with SFAS 128, Earnings per Share, which requires the presentation of basic and diluted net income (loss) per common share using the treasury stock method.

The denominators for basic and diluted net income (loss) per common share for the three and nine-month periods ended September 30, 2006 and 2005 were calculated as follows:

	Three months ended September 30		Nine months ended September 30
	2006	2005	2006	2005
Weighted average shares outstanding used for basic net income (loss) per common share	34,890,894	34,040,185	34,650,645	29,196,082
Effect of dilutive stock options	982,404	1,327,522	1,167,885	-
Effect of dilutive warrants	43,802	155,695	105,534	-
Weighted average shares outstanding used for diluted net income (loss) per common share	35,917,100	35,523,402	35,924,064	29,196,082

Diluted loss per common share is equivalent to basic loss per common share for the nine-month period ended September 30, 2005, as the outstanding options and warrants are anti-dilutive to the loss per common share.

Due to their anti-dilutive nature, the following potentially issuable shares were omitted from the calculation of diluted net income (loss) per common share for these periods:

	Three months ended September 30		Nine months ended September 30
	2006	2005	2006	2005
Stock options	691,500	2,127,499	691,500	2,127,499
Warrants	-	206,998	-	206,998
Total	691,500	2,334,497	691,500	2,334,497

6. Shareholders’ Equity

Statement of Shareholders’ Equity
The following table summarizes the activity in our shareholders’ equity from December 31, 2005 to September 30, 2006:

	Number Of Shares	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings/ (Deficit)	Total Shareholders’ Equity
Balance, as of December 31, 2005	34,156,231	$142,464	$9,618	$1,495	$(5,531)	$148,046
Shares issued on:
Exercise of options	379,191	2,939	(1,714)	-	-	1,225
Exercise of warrants	42,818	330	(151)	-	-	179
Stock-based compensation expense	-	-	973	-	-	973
Unrealized gain on derivative financial instruments	-	-	-	100	-	100
Reclassification of unrealized loss on marketable securities, net of tax	-	-	-	16	-	16
Unrealized loss on marketable securities, net of tax	-	-	-	94	-	94
Net income for the period	-	-	-	-	44,752	44,752
Balance, as of March 31, 2006	34,578,240	$145,733	$8,726	$1,705	$39,221	$195,385
Shares issued on:
Exercise of options	158,317	1,129	(701)	-	-	428
Exercise of warrants	28,550	223	(100)	-	-	123
Stock-based compensation expense	-	-	2,241	-	-	2,241
Unrealized loss on derivative financial instruments	-	-	-	(2,355)	-	(2,355)
Reclassification of unrealized gain on marketable securities, net of tax	-	-	-	(63)	-	(63)
Unrealized gain on marketable securities, net of tax	-	-	-	14	-	14
Net income for the period	-	-	-	-	27,956	27,956
Balance, as of June 30, 2006	34,765,107	$147,085	$10,166	$(699)	$67,177	$223,729
Shares issued on:
Exercise of options	156,631	1,553	(853)	-	-	700
Exercise of warrants	120,409	938	(424)	-	-	514
Stock-based compensation expense	-	-	2,830	-	-	2,830
Unrealized gain on derivative financial instruments	-	-	-	2,109	-	2,109
Reclassification of unrealized gain on marketable securities, net of tax	-	-	-	(18)	-	(18)
Unrealized gain on marketable securities, net of tax	-	-	-	61	-	61
Net income for the period	-	-	-	-	25,400	25,400
Balance, as of September 30, 2006	35,042,147	149,576	11,719	1,453	92,577	255,325

Comprehensive Income
Comprehensive income was $27.6 million and $3.6 million for the three-month periods ended September 30, 2006 and 2005, respectively. Comprehensive income for the nine-month period ended September 30, 2006 was $98.1 million and comprehensive loss for the nine-month period ended September 30, 2005 was $3.9 million.

Warrants
In March 2004, we issued warrants entitling the holders to acquire 230,360 common shares at an exercise price of Cdn$4.76 per share. Of these, 191,777 warrants were exercised during the nine-month period ended September 30, 2006. As of September 30, 2006, there were 2,913 warrants outstanding which have subsequently expired.

7. Contractual Obligations and Commitments

We have agreements with clinical sites and contract research organizations for the conduct of our clinical trials. We make payments to these sites and organizations based upon the number of patients enrolled and the period of follow-up in the trials. At September 30, 2006, we have commitments to these groups amounting to $20.2 million over the next three years.

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

8. Derivative Financial Instruments

We use derivative financial instruments to hedge our royalty payments. Our royalty payments are received from Roche in Swiss francs, or CHF, on a quarterly basis 45 days after each quarter end. Sales of CellCept are denominated in multi-currencies and are converted to CHF by Roche for the purpose of calculating amounts to be paid to us. To the extent the Swiss franc increases in value relative to these other currencies, the total aggregate CHF value of CellCept sales decreases and the amount that we are entitled to may be reduced. To mitigate this risk, at the beginning of each quarter, we enter into noon average rate contracts, or NARCs, to sell U.S. dollars and Euros and buy CHF. The NARCs are designed to hedge our direct exposures of forecasted transactions and pursuant to SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities qualify as cash flow hedges. Forward contracts to sell CHF are entered into with settlement dates that coincide with the date we receive our royalty payments from Roche. The forward contracts entered into are based on forecasts and as such they are initially designated as cash flow hedges. For the period from the quarter end to the settlement date, the hedges are re-designated and are treated as fair value hedges. Any change in value between quarter end and settlement date is recorded in other income or expense as a foreign exchange gain or loss.

As a result of our global operations with offices in Canada and Europe we incur significant amounts of our research and development and general and administrative expenditures in Canadian dollars, euros and pounds sterling. In order to hedge against the impact of fluctuations in the value of the Canadian dollar, euro and pounds sterling relative to the U.S. dollar, we enter into short-term forward contracts to purchase Canadian dollars, euros and pounds sterling. Forward hedges relating to forecasted expenditures are cash flow hedges.

The following is a summary of the derivative instruments in place at September 30, 2006:

Type of hedge	Currency Exchanged	Settlement dates	Total Notional Amount	Average Settlement Amount
Forward Contract	Sell USD buy CAD	October 2006 - September 2007	9,320 USD	0.8869
Forward Contract	Sell USD buy GBP	October 2006 - September 2007	7,481 USD	1.8101
Forward Contract	Sell CHF buy GBP	November 2006 - May 2007	2,616 CHF	2.2226
Forward Contract	Sell CHF buy CAD	November 2006 - May 2007	1,300 CHF	1.1076
Forward Contract	Sell USD buy Euro	October 2006 - September 2007	492 USD	1.3018
Forward Contract	Sell CHF buy USD	November 2006 - August 2007	175,667 CHF	1.2188
NARC	Sell USD buy CHF	November 2006 - February 2007	55,458 USD	0.8121
NARC	Sell Euro buy CHF	November 2006 - February 2007	13,409 Euro	0.6371

The fair value of the derivative financial instruments is the estimated amount that we would receive or pay to terminate a contract at the reporting date. At September 30, 2006, the fair value of our forward contracts and NARCs totaled $1.9 million and ($491,000) respectively. $1.6 million of cash flow hedges was recorded in Other Comprehensive Income; and ($217,000) of fair value and cash flow hedges was recorded in the third quarter revenue.

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

9. Income Taxes

The provision for income taxes was $10.6 million for the nine months ended September 30, 2006, resulting in an effective global tax rate of 9.8 % for the period. The difference between the effective tax rate and the statutory Canadian federal income tax rate of 34.1% relates to differing foreign tax rates, changes in our deferred income tax valuation allowance and utilization of tax pools.

10. Supplemental Cash Flow

Supplemental cash flow information is as follows:
	Three months ended September 30		Nine months ended September 30
	2006	2005	2006	2005
Equipment acquired under capital leases	$-	$-	$-	$140
Income taxes paid	-	-	269	-
Interest paid	11	13	32	38

11. Related Party Transactions

We retain Farris, Vaughan, Wills & Murphy LLP, a law firm where R. Hector MacKay-Dunn, Q.C., is a senior partner. Mr. MacKay-Dunn is a member of our board of directors and acts as our Corporate Secretary. In the nine months ended September 30, 2006 and 2005, we incurred legal fees payable to Farris, Vaughan, Wills & Murphy LLP, of $415,000 and $712,000, respectively, all of which, excluding $15,000 in accrued liabilities, has been paid as of September 30, 2006. In 2006, these fees relate primarily to general corporate legal advice while in 2005 these fees related primarily to services undertaken in conjunction with our initial public offering.

12.  Contingencies

From time to time, we may be involved in litigation relating to claims arising out of our operations. We are not currently involved in any material legal proceedings.

13. Comparative Figures

Certain of the prior year’s figures including cash and cash equivalents have been reclassified to conform to the presentation adopted in the current period.

14.  Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board, or FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognizing, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings or deficit at January 1, 2007. We are currently evaluating the effect this standard will have on our consolidated financial statements.

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis by our management of our financial condition and results of operations in conjunction with our audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2005 and our unaudited consolidated financial statements for the nine-month period ended September 30, 2006. Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and are presented in U.S. dollars.

Forward-Looking Statements

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and/or forward-looking information under applicable Canadian provincial securities laws (collectively, “forward-looking statements”), which are subject to the “safe harbor” created by those sections. The words “anticipates”, “believes”, “estimates”, “expects”, “intends”, “may”, “plans”, “projects”, “will”, “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. The forward-looking statements in this discussion include, but are not limited to, statements concerning:
•	our strategy;
•	our future operations;
•	our future financial position;
•	our future revenues;
•	our projected costs;
•	prospects, plans and objectives of our management;
•	our expectations regarding our relationship with Roche;
•	our expectations regarding the development of CellCept for certain autoimmune indications; and
•	our expectations with respect to our clinical trials of CellCept.

With respect to the forward-looking statements contained in this discussion, we have made numerous assumptions regarding, among other things:
•	our ability to complete our clinical trials of CellCept;
•	our ability to file a sNDA with the FDA, as well as other applicable filings with the European Union and Canadian regulatory authorities;
•	our ability to protect our intellectual property rights and to not infringe on the intellectual property rights of others;
•	our ability to comply with applicable governmental regulations and standards;
•	our ability to succeed at establishing a successful commercialization program for CellCept in any indication for which it may be approved; and
•	other assumptions set forth in Item 1A “Risk Factors” in this Quarterly Report on Form 10Q.

We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements or the underlying assumptions thereto, and you should not place undue reliance on our forward-looking statements. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from the plans, intentions and expectations disclosed in the forward-looking statements and underlying assumptions, including, without limitation, those set forth in Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. We do not assume any obligation to update any forward-looking statements, other than as required by applicable law.

Overview

We are an emerging global pharmaceutical company focused on identifying, developing, and upon approval, commercializing existing approved drugs and drug candidates for new indications. Our focus is on delivering effective, evidence-based treatments to manage less common diseases.

Our initial focus in autoimmune disease led us to identify the potential efficacy of the drug CellCept, (mycophenolate mofetil) in the treatment of autoimmune diseases. In July 2003, we entered into our first collaboration with Hoffmann - La Roche Inc. and F. Hoffmann - La Roche Ltd, or collectively Roche, for exclusive world-wide rights, excluding Japan, to develop and, upon regulatory approval, commercialize CellCept, for all autoimmune indications. CellCept is an immunosuppressant or “anti rejection” drug currently approved by the U.S. Food and Drug Administration, or FDA, for use in the prevention of rejection in patients receiving heart, kidney and liver transplants. We currently have two clinical development programs underway to evaluate CellCept in the treatment of the autoimmune diseases: lupus nephritis and pemphigus vulgaris. CellCept is not currently approved by the FDA for use in these autoimmune indications. In October 2006, we announced preliminary results of a third phase III trial of CellCept for the treatment of myasthenia gravis. The preliminary results of our analysis indicates that CellCept failed to meet both the primary and secondary endpoints as defined in the protocol. Given the results of the study we have discontinued our development efforts in this area.

We continue our intense focus on building our portfolio beyond CellCept and on leveraging the clinical, medical affairs and commercial infrastructure that we have established. Potential opportunities include single and multiple product partnerships with both large and mid size pharmaceutical and biotechnology companies, specialty autoimmune products in various stages of development and may include strategic acquisitions if the appropriate opportunity arises. We also anticipate that our Roche relationship will be expanded.

Collaborative Agreements

Under the terms of our collaboration agreement with Roche, we agreed to conduct three clinical programs in lupus nephritis, myasthenia gravis and pemphigus vulgaris. We are responsible for assembling the filings for the relevant regulatory authorities, and Roche are responsible for submitting applications to the regulatory authorities and will be the holder of any regulatory submissions and resulting regulatory approvals. Based on the preliminary results of our myasthenia gravis trial, we do not intend to continue any further development of CellCept in myasthenia gravis.

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

Our collaboration agreement with Roche currently excludes Japan as a licensed territory and thus excludes that region from our revenue sharing arrangement. In April 2006, Aspreva entered into a collaboration agreement with Chugai Pharmaceuticals Co., Ltd., for the potential development of CellCept in Japan for certain autoimmune indications. Chugai, a global pharmaceutical company, has the rights to CellCept in Japan where it is currently approved for the suppression of organ rejection in transplant patients. Pursuant to the collaboration agreement, Chugai met with the regulatory authorities in Japan during the third quarter this year to discuss how Aspreva’s existing clinical trial data may be used in support of the development of CellCept for certain autoimmune indications. A definitive agreement was not reached at this meeting and therefore, discussions will continue into 2007. Based on that meeting, Chugai resubmitted the proposed trial protocols to meet Japanese regulatory requirements and expects to meet with the authorities again in 2007. Our discussions continue with Chugai and we will confirm this agreement following Chugai's final decision whether or not to proceed on this collaboration agreement.

Clinical Development Program

Our clinical development for CellCept is currently focused on two specific autoimmune indications: lupus nephritis and pemphigus vulgaris. A third development program in myasthenia gravis has been discontinued in October, 2006. If we and Roche obtain regulatory approval for the use of CellCept in either of these indications, we will also be responsible for the promotion of CellCept for the approved autoimmune indications.

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

On October 26, 2006, we announced preliminary results of our analysis of the data from our myasthenia gravis study. Myasthenia gravis is a debilitating, chronic autoimmune neuromuscular disease in which the body produces auto antibodies which prevent the nerves from sending messages to the muscles. This study failed to demonstrate a treatment difference between 36 weeks of treatment with MMF and placebo in patients with mild to moderate MG on background oral corticosteroids and cholinesterase inhibitors. MMF is well tolerated in this patient population and the safety profile is consistent with what we would expect. There is no evidence that MMF worsened symptoms of MG and approximately 45% of patients were able to achieve the target endpoint of minimal MG symptoms and low prednisone and cholinesterase inhibitor doses; however, this percentage of patients was no different from placebo. We believe that the study was well designed and executed, that the sample size, choice of efficacy endpoints, requirements for background therapy and that the dose of CellCept was sufficient to demonstrate a treatment effect for MG should it exist. The results of our trial are consistent with the results of our preliminary analysis of the 80 patient investigator initiated trial for MG led by Dr. Donald Sanders of Duke University with The Muscle Study Group, a consortium of academic centers. We had intended to use the clinical data from Dr. Sanders’ trial to support our application for the use of CellCept in the treatment of myasthenia gravis; however, because of the results of these two studies, we do not intend to conduct further studies of CellCept in myasthenia gravis.

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

The Lupus Foundation of America estimates that between 500,000 and 1.5 million Americans have lupus. This wide range demonstrates the challenge that exists when trying to determine the true prevalence of less common diseases such as lupus. Our analysis of various sources of data estimates that there are about 600,000 diagnosed lupus nephritis patients worldwide. Clinicians estimate that one third to one half of lupus patients have lupus nephritis which equals approximately 200,000 Americans with lupus nephritis. Although we do not currently have an approved drug in any market, we believe that approximately 11% of diagnosed patients with lupus nephritis are currently being treated with CellCept. We believe current dosing of CellCept is 1.7 grams, and will increase as a result of clinical data at higher dosing levels.

In July 2005, we initiated enrolment of patients in our international phase III trial of CellCept in the treatment of lupus nephritis. Our trial is designed to enroll a target of 358 patients with biopsy-proven lupus nephritis. In September 2006, we announced the completion of patient enrolment into this study. Total enrolment was 371 patients as we continued to accept patients who were already in screening. We expect to complete the induction phase of this trial in early 2007, and expect data lock on this trial in May 2007. We expect, if the data is supportive, to be filing regulatory submissions, including a sNDA with the FDA, as well as appropriate filings with the European Union and Canadian regulatory authorities, for lupus nephritis in the fourth quarter of 2007.

Pemphigus Vulgaris

Pemphigus vulgaris is a rare dermatological autoimmune disease that, according to the International Pemphigus Foundation, affects approximately 40,000 people worldwide. Symptoms include painful and life-threatening blistering of the skin and mucous membranes which can cover much of the body.

In March 2006, we completed enrollment of 77 patients in our international phase III trial of CellCept in the treatment of pemphigus vulgaris. Based on recent discussions with the FDA, we amended the protocol to include an additional 15 patients for a total of 92 patients to increase the statistical power of the study. We now expect to complete the trial in the second quarter of 2008 and file a sNDA with the FDA, as well as appropriate filings with the European Union and Canadian regulatory authorities, in the fourth quarter of 2008. In June 2006, we received orphan drug designation with the FDA for CellCept in the treatment of pemphigus vulgaris.

Preliminary Studies

Based on our analysis of existing clinical trial and scientific data, we believe that CellCept also has the potential to be effective in treating a variety of autoimmune diseases. We are exploring the possibility of several of these autoimmune diseases such as cardiovascular disease in lupus patients, multiple sclerosis, scleroderma and vasulitis through Investigator Initiated Trials. Our expectation is that the results of these IIT’s will provide better data on which to support our decisions to continue to explore the potential application of CellCept in these patient populations as well as broaden our understanding of CellCept as a therapeutic option.

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

Included within the statements of operations are the following charges for stock-based compensation:

	Three months ended September 30		Nine months ended September 30
	2006	2005	2006	2005
	(in thousands)
Research and development expense	$991	$660	$2,116	$1,814
Marketing, general and administrative expense	1,839	1,268	3,928	3,298
Total stock-based compensation	$2,830	$1,928	$6,044	$5,112

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

We believe that our effective overall global corporate tax rate realized through this structure will be less than 15%.

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

Deferred tax assets arise from unused tax losses from prior periods, timing differences, credits available for research and development and share issue costs. We anticipate utilizing all loss carry forwards within 2006, and the balance of our recognized deferred tax assets of $4.5 million, comprised of Canadian tax credits, by 2009.

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

Results of Operations

Presented below is a comparison of our results of operations for the three and nine-month periods ended September 30, 2006 and 2005.

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

Under this agreement with Roche, we and Roche calculate and record the royalty payment due to us at the end of each quarter. We recognize a portion of this royalty payment as revenue within our quarterly financial results, and record CHF 4.0 million of the royalty payment due to us as unearned royalty advance on our consolidated balance sheets. This amount is subject to a subsequent reconciliation between Roche and Aspreva at which time the remaining CHF 4.0 million (approximately $3.2 million) of the royalty payment, as well as any additional payments to us or from us resulting from the reconciliations, will be recorded in the period the reconciliation is completed.

The following summarizes the royalty revenue we have earned to date under our agreement with Roche:

	June 30, 2005	September 30, 2005	December 31, 2005	March 31, 2006	June 30, 2006	September 30, 2006
	(in millions)
Initial quarterly payment less collar	$14.7	$16.8	$39.0	$46.5	$48.7	$47.1
Reconciliation amount	-	-	6.0	16.2	3.0	0.8
Total royalty revenue	$14.7	$16.8	$45.0	$62.7	$51.7	$47.9

Our third quarter 2006 revenue represents an increase over the third quarter 2005 revenue of $31.1 million and a decrease of $3.8 million over the second quarter of 2006. Third quarter 2006 revenue includes the negative impact of foreign exchange and reconciliation payments to Roche. The reconciliation amount is in compliance with the terms of Aspreva’s collaboration agreement with Roche and the sales tracking methodology. We continue to expect that the reconciliation amounts will be well within the collar as stated in the agreement moving forward.

We believe continued strong underlying annual growth of CellCept prescriptions in the range of 20%-25% will be realized in 2006.

Currently 51% of our revenue is derived from U.S. markets, 19% from major European markets (UK, Spain, Italy, France and Germany) and the remainder from rest of world markets.

In December 2005, Aspreva and Roche made minor changes to the sales tracking methodology with a goal of reducing future volatility in quarterly reconciliation payments in the future. We and Roche continue to develop the proprietary sales tracking methodology and govern such developments through the Roche-Aspreva Joint Committee.

Research and Development Expenses

From inception to September 30, 2006, we have incurred total research and development expenses of $75.9 million. Research and development expenses include clinical development expenditures for the use of CellCept to treat lupus nephritis, myasthenia gravis and pemphigus vulgaris; preliminary studies of CellCept efficacy in multiple sclerosis and cardiovascular indications; regulatory affairs expenses related to CellCept; and expenses related to our business development team which is working to identify potential new drug opportunities. We expense research and development costs as they are incurred.

Clinical expenses primarily include clinical trial costs, salaries and related costs for clinical and regulatory personnel, supplies and materials, consultant services and facilities. Business development expenses primarily include salaries and related costs for business development personnel, and consultant services related to our efforts to identify other drug opportunities.

A majority of our research and development expenditures to date have been related to the clinical development of CellCept for autoimmune indications. We currently have rights to one clinical product, CellCept, and are focused on the use of CellCept to treat two specific autoimmune indications: lupus nephritis and pemphigus vulgaris. A third development program in myasthenia gravis was discontinued in October, 2006. In addition, we are funding preliminary studies for the potential utility of CellCept in the treatment of diseases such as multiple sclerosis and cardiovascular disease in autoimmune patients.

We anticipate completing our Phase III clinical trials for the use of CellCept in the induction phase of lupus nephritis in early 2007, and in the treatment of pemphigus vulgaris in 2008.  However, we may not be able to complete such clinical trials on schedule as our patient enrollment may be slower than expected, the results from a clinical trial may not be favorable, or the FDA or other regulatory agencies may require additional clinical trials. Further, data from clinical trials is subject to varying interpretation, and may be deemed insufficient by the regulatory agencies reviewing applications for marketing approvals. As such, clinical development and regulatory programs are subject to risks and changes that may significantly impact our expense projections and development timelines.

The following table shows the allocation of research and development expenses:

	Annual total	Annual total	Annual total	For the nine months ended September 30,	Total from inception to September 30,
	2003	2004	2005	2006	2006
	(in millions)
Lupus nephritis	$0.1	$4.9	$11.9	$15.5	$32.4
Myasthenia gravis	0.4	2.2	11.3	9.1	23.0
Pemphigus vulgaris	0.4	1.3	3.3	2.5	7.5
Other	-	-	0.7	2.1	2.8
Clinical development expenditures	0.9	8.4	27.2	29.2	65.7
Business development expenditures	0.3	1.7	3.0	5.2	10.2
Total	$1.2	$10.1	$30.2	$34.4	$75.9

Research and development expenses were $12.4 million for the three-month period ended September 30, 2006, compared to $8.0 million for the three-month period ended September 30, 2005. The increase of $4.4 million was due to a $3.4 million increase in our clinical development programs and 1.0 million increase in our business development operations. Clinical development costs increased as a result of: a $3.1 million increase in our lupus nephritis program costs reflecting the continued increase in activity as recruitment increased from less than 5% enrollment in the second quarter of 2005 to 100% enrollment as at September 30, 2006; a $219,000 increase in our myasthenia gravis program as a consequence of achieving full patient enrollment in November 2005; a $225,000 decrease in our pemphigus vulgaris  program costs due to continuing enrollment in March 2006; and $354,000 increase in the funding of other programs exploring the potential utility of CellCept in the treatment of other autoimmune diseases such as cardiovascular disease in autoimmune patients and multiple sclerosis.

Included in the above we incurred an increase of $1.3 million in salaries and related costs as we continue to build out our global business development and clinical teams in our Canadian, European and U.S. offices. Stock-based compensation increased by $331,000 from the third quarter in 2005.

Research and development expenses were $34.4 million for the nine-month period ended September 30, 2006, compared to $19.2 million for the nine-month period ended September 30, 2005. The increase of $15.2 million was due to a $12.2 million increase in our clinical development programs and $3.0 million increase in our business development operations. Clinical development costs increased as a result of: a $6.7 million increase in our lupus nephritis program costs reflecting the significant increase in recruitment activity to achieve full enrollment as at September 30, 2006; a $2.4 million increase in our myasthenia gravis  program as a consequence of achieving full patient enrollment and thus peak myasthenia gravis project spend rate; a $863,000 increase in our pemphigus vulgaris  program costs due to achieving full enrollment and thus peak pemphigus vulgaris  project spend rate; and $2.2 million increase in the funding of other programs including the potential utility for the use of CellCept in the treatment of other autoimmune diseases.

Included in the above we incurred an increase of $3.3 million in salaries and related costs as we continue to build out our global business development and clinical teams in our Canadian, European and U.S. offices. Stock-based compensation increased by $302,000 from the first nine months of 2005 as a result of normal headcount driven increases partially offset by the forfeiture in the period of previously expensed options.

The total number of employees engaged in research and development increased from 37 at September 30, 2005 to 56 at September 30, 2006, which includes 12 in our business development function.

Marketing, General and Administrative Expenses

Marketing, general and administrative expenses consist primarily of costs and salaries associated with building our infrastructure, costs of general corporate activities, and salaries and related costs for personnel in executive, finance, accounting, corporate compliance and operational functions. Prior to regulatory approval of CellCept for any autoimmune indications, we limit our marketing activity to conducting extensive market research regarding specialty physician prescribing practices and product positioning, and undertaking a market preparation program. We currently are fielding a team of 12 field based medical liaison physicians and other medical professionals in the U.S. and major EU markets who interact with potential future presenters and medical advisors to help us identify knowledge gaps in the potential use of CellCept and to assist us in our clinical development planning.

Marketing, general and administrative expenses were $10.0 million for the three-month period ended September 30, 2006, compared to $6.7 million for the three-month period ended September 30, 2005. The increase of $3.3 million was primarily due to additional salary and related expenses as we increased the number of employees undertaking marketing, general and administrative activities, including the continuing build out of our European and U.S. operations. Stock-based compensation increased by $571,000 over the third quarter of 2005. Also contributing to the increase are professional and consulting fees related to our Sarbanes-Oxley compliance program.

For the three month period ended September 30, 2006, our marketing costs represented 41% of total marketing, general and administrative expenses. We expect our marketing infrastructure expenses to continue to increase as we continue to build out our U.S. and European operations. Our marketing program costs will increase significantly immediately prior to, and after, obtaining regulatory approvals. We expect the growth in our general and administrative expenses to keep pace with overall company activity as we continue to build our operations to support our business, incur the additional costs of being a publicly traded company, and support our agreement with Roche and additional collaborations.

Marketing, general and administrative expenses were $26.8 million for the nine-month period ended September 30, 2006, compared to $19.0 million for the nine-month period ended September 30, 2005. The increase of $7.8 million was primarily due to additional salary and related expenses and professional and consulting fees related to our Sarbanes-Oxley compliance program.

The total number of employees engaged in marketing, general and administrative activities increased from 56 at September 30, 2005 to 73 at September 30, 2006.

Interest and Other Income

Interest and other income was $3.3 million for the three-month period ended September 30, 2006, compared to $1.1 million for the three-month period ended September 30, 2005. The increase of $2.2 million was due to several factors. We had significantly higher average investment balances during the three-month period ended September 30, 2006 arising from royalty revenue receipts and proceeds from our initial public offering. In comparison, midway through the three-month period ended September 30, 2005, we received our first payment of royalty proceeds. Additionally, net foreign exchange gains amounted to $354,000 in the three-month period ended September 30, 2006 compared to a gain of $219,000 in the three-month period ended September 30, 2005.

Interest and other income was $7.7 million for the nine-month period ended September 30, 2006, compared to $2.2 million for the nine-month period ended September 30, 2005. The increase of $5.5 million was due to several factors. We had significantly higher average investment balances during the nine-month period ended September 30, 2006 comprised of royalty revenue receipts and proceeds from our initial public offering. In comparison, during the nine-month period ended September 30, 2005, we received our first royalty payment in August 2005 and received the proceeds from our initial public offering in March 2005. Additionally, net foreign exchange gains amounted to $1.1 million in the nine-month period ended September 30, 2006 compared to a loss of $242,000 in the nine-month period ended September 30, 2005. The net foreign exchange gain resulted from the stronger Canadian dollar and British pound sterling (relative to the U.S. dollar) when we translated our September 30, 2006 Canadian dollar and British pound sterling denominated marketable securities and cash balances.

Interest and Other Expense

Interest and other expense was $1,000 for the three-month period ended September 30, 2006, compared to $13,000 for the three-month period ended September 30, 2005.

Interest and other expense was $24,000 for the nine-month period ended September 30, 2006, compared to $36,000 for the nine-month period ended September 30, 2005.

Income Taxes

The provision for income taxes was $3.5 million for the three months ended September 30, 2006, resulting in an effective global tax rate of 12.0 % for the period.

The provision for income taxes was $10.6 million for the nine months ended September 30, 2006, resulting in an effective global tax rate of 9.8% for the period.

For both periods, the difference between the effective tax rate and the statutory Canadian federal income tax rate of 34.1% relate to differing foreign tax rates, changes in our future income tax valuation allowance and utilization of tax pools.

Cash Flows

Operating activities

Net cash from operating activities was $35.1 million for the three-month period ended September 30, 2006, compared to net cash from operating activities of $6.3 million for the three-month period ended September 30, 2005. The increase of $28.8 million in net cash from operating activities reflects the receipt of the $51.5 million royalty receivable from Roche that was outstanding at June 30, 2006, compared to the $14.7 million received in the comparable period of 2005. This increase was offset somewhat by the increased level of expenditures in 2006.

Net cash from operating activities was $113.3 million for the nine-month period ended September 30, 2006, compared to net cash used in operating activities of $13.4 million for the nine-month period ended September 30, 2005. The increase of $126.7 million in net cash from operating activities includes the receipt of $157.4 million in royalties receivable from Roche during 2006 compared to $14.7 million during the comparable period of 2005.

Investing activities

Net cash used in investing activities was $42.2 million for the three-month period ended September 30, 2006, while net cash used in investing activities was $1.6 million for the three-month period ended September 30, 2005. Purchases of marketable securities during the three-month period September 30, 2006 were $92.4 million, and were partially offset by proceeds from sales of short-term investments in marketable securities of $51.5 million. Royalty revenue received in the three-month period ended September 30, 2006 was sufficient to fund our current operations, which allowed us to put more of our investments into higher rate, longer term maturities as compared to the three-month period ended September 30, 2005.

Net cash used in investing activities was $102.2 million for the nine-month period ended September 30, 2006, while net cash used in investing activities was $65.0 million for the nine-month period ended September 30, 2005. Purchases of marketable securities during the nine-month period ended September 30, 2006 were $246.3 million, and were partially offset by proceeds from sales of short-term investments in marketable securities of $145.8 million. Royalty revenue received in the nine-month period ended September 30, 2006 was sufficient to fund our current operations, which allowed us to put more of our investments into higher rate, longer term maturities as compared to the nine-month period ended September 30, 2005.

Financing activities

Net cash from financing activities was $1.1 million for the three-month period ended September 30, 2006, while net cash from financing activities was $213,000 for the three-month period ended September 30, 2005, in both cases reflecting cash received upon the exercise of warrants and employee stock options offset partially by payments on lease obligations.

Net cash from financing activities was $2.8 million for the nine-month period ended September 30, 2006, reflecting cash received upon the exercise of warrants and employee stock options net of payments on lease obligations. Net cash from financing activities was $84.4 million for the nine-month period ended September 30, 2005, mainly reflecting the net proceeds of our initial public offering in March 2005.

Liquidity and Capital Resources

Sources of Liquidity

As of September 30, 2006, we had working capital of $249.4 million, which included $228.1 million in cash, cash equivalents and marketable securities. In aggregate, our cash resources increased by $116.1 million from $112.0 million at December 31, 2005. We also had $52.7 million in accounts receivable at September 30, 2006, of which $48.2 million is due from Roche and payable to us within 45 days of September 30, 2006.

We expect to continue to devote substantial resources to continue the development of CellCept for the treatment of lupus nephritis and pemphigus vulgaris, and to continue to pursue other collaborations. The investment in CellCept development includes funding Phase III clinical trials as well as regulatory expenses to support approval. In addition, we are expanding our infrastructure to prepare for the potential commercialization of CellCept for these indications.

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

Contractual Obligations and Commitments

As of September 30, 2006, there was no material change in our capital lease or operating lease obligations or any other long-term liabilities reflected on our consolidated balance sheet as compared to such obligations and liabilities at December 31, 2005.

We also have agreements with clinical sites, and contract research organizations for the conduct of our clinical trials. We make payments to these sites and organizations based upon the number of patients enrolled and the period of follow-up in the trials. At September 30, 2006, we have commitments to these groups amounting to $17.2 million over the next three years. In addition we have contractual commitments for investigator initiated trials totaling $3.0 million over the next three years.

Credit Facilities

We have various agreements with a Canadian chartered bank providing for revolving demand facilities and a lease line in the aggregate amount of $3.6 million. As of September 30, 2006, we had $532,000 of outstanding indebtedness under our credit facilities. The Canadian chartered bank may cancel or restrict the availability of any unutilized portion of our facilities at any time and from time to time without notice. Our credit facilities are secured by a security agreement constituting a first ranking security interest in all our personal property.

Off-Balance Sheet Arrangements

Since inception we have not engaged in material off-balance sheet activities, including the use of structured finance, special purpose entities or variable interest entities.

Related Party Transactions

For a description of our related party transactions during the nine-month period ended September 30, 2006, please see Note 11 of our Notes to Consolidated Financial Statements.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board, or FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognizing, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings or deficit at January 1, 2007. We are currently evaluating the effect this standard will have on our consolidated financial statements.

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

Interest Rate Risk

Our material interest-bearing assets consisted of cash, cash equivalents and marketable securities. The balance of our interest-bearing portfolio, including cash, cash equivalents and investments, was $228.2 million, or 78% of total current assets at September 30, 2006. Interest income related to this portfolio was $6.2 million for the nine-month period ended September 30, 2006. Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest-bearing portfolio.

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

We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006. Based upon their evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were reasonably effective in ensuring that information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-Q.

Changes in internal controls

There were no changes in our internal controls over financial reporting during the three-month period ended September 30, 2006 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Roche owns the patents covering the composition of matter of CellCept. The United States patent covering CellCept expires in May 2009. Counterparts of this patent expire in most European countries in late 2010 or early 2011, but in some instances expire as early as 2007. Roche patents covering the process for manufacture of CellCept expire in the United States in July 2012, and in most other countries in July 2013. We and Roche expect that following expiration of composition of matter patents competitors may manufacture and sell generic versions of CellCept, at a lower price, which would reduce CellCept's revenues. In certain jurisdictions, including most Canadian provinces, legislation mandates generic substitution for brand name drugs.

If we obtain an orphan drug designation and FDA approval of CellCept for an indication, we would be entitled to seven years of marketing exclusivity for that orphan drug indication. In June 2006, we were granted orphan drug designation for CellCepts’ use in pemphigus vulgaris. In March 2006, Roche and Aspreva agreed not to pursue orphan drug designation for CellCept's use in lupus nephritis. However, if a competitor obtained approval of a generic form of CellCept for another indication, such as transplant use, physicians would not be prevented from prescribing the generic drug for the orphan indication during the period of marketing exclusivity. Such prescribing practices could adversely affect the sales of CellCept for the orphan indication.

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
•
compliance with rules and regulations implemented by the U.S. Securities and Exchange Commission, Canadian provincial securities regulatory authorities, the NASDAQ Global Select Market and the Toronto Stock Exchange.

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

In the transplant market, CellCept currently competes with Novartis' product, Myfortic. If CellCept is approved for any autoimmune indications, Novartis may choose to also pursue clinical trials and regulatory approval for the same indications. If approved, CellCept will also compete with immunosuppressants, such as steroids and cytotoxic agents, including cyclophosphamide, cyclosporine and azathioprine. A cytotoxic agent is an anti-cancer substance that acts by killing or preventing the division of cells. In addition, we are aware of several companies that have products in development or on the market that may be competitive with CellCept in lupus nephritis and pemphigus vulgaris. Some of the companies have commenced clinical trials for products targeting the same markets and indications that we are addressing.

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

In the nine-month period ended September 30, 2006, we increased our number of employees by 23 and, as of September 30, 2006, we had 129 employees. In order to continue the development and potential commercialization of CellCept for autoimmune indications and enter into new collaborations we will need to expand our clinical development, regulatory, marketing and sales promotion capabilities. We currently have operations in Canada, the United States, the United Kingdom, and Switzerland. Our ability to manage our global operations and expected growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to make such improvements in an efficient or timely manner and may discover deficiencies in existing systems and controls. Our ability to develop and commercialize products for new indications and compete effectively, and our future financial performance will depend, in part, on our ability to manage any future growth effectively.

We depend on our executive officers, and if we are not able to retain them or recruit additional qualified personnel, we may be unable to successfully develop or commercialize CellCept.

Our success depends upon the continued contributions of our executive officers and scientific and technical personnel. We are highly dependent on Richard M. Glickman, our Chief Executive Officer, Noel F. Hall, our President, Bruce Cousins, our Chief Financial Officer and Executive Vice President, Charles F. Goulburn, our Executive Vice President, Global Pharmaceutical Operations, and Dr. Richard Jones, our Senior Vice President, Clinical and Regulatory Affairs. Due to the specialized knowledge that each of our executive officers possess with respect to CellCept and our operations, the loss of service of any of our executive officers could delay or prevent the successful completion of the clinical trials necessary for the commercialization of CellCept for lupus nephritis or pemphigus vulgaris and could harm our relationship with Roche. We carry key man life insurance coverage of $1.3 million for each of Richard M. Glickman and Noel F. Hall. We do not carry key man life insurance for any of our other executive officers.

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

•	uncertain dosing issues;
•	inability to monitor patients adequately during and after treatment;
•	inability or unwillingness of contract laboratories to follow good laboratory practices;
•	inability or unwillingness of clinical investigators to follow our clinical protocols or good clinical practices generally; and
•	inability or unwillingness of other third parties to perform data collection and analysis in a timely or accurate manner.

Delays or failures in obtaining regulatory approvals may:

•	delay or prevent the commercialization of any product that we develop for new indications;
•	diminish any competitive advantages;
•	reduce or eliminate revenue from the sale of CellCept and any future products; and
•	adversely affect our ability to attract new collaborators; and,
•	impact our staffing levels.

The results of early clinical trials do not necessarily predict the results of later clinical trials. Drugs in later clinical trials may fail to show desired safety and efficacy traits despite having progressed through initial clinical trials. In October 2006, we announced preliminary results of our phase III trial of CellCept for the treatment of myasthenia gravis. The preliminary results of our analysis indicates that CellCept failed to meet both the primary and secondary endpoints. Given the results of the study we have discontinued our development efforts in this area. We are aware that Roche conducted three phase III clinical trials for CellCept in the treatment of rheumatoid arthritis which did not demonstrate efficacy. Even if we believe the data collected from clinical trials of drugs are promising, such data may not be sufficient to support approval by the FDA or any other regulatory authority. The FDA or other regulatory authorities could also interpret our data differently, which could delay, limit or prevent regulatory approval.

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

Our stock price is volatile. Since our initial public offering on March 4, 2005 and through October 31, 2006, our common shares have traded on the NASDAQ Global Select Market between $11.00 and $34.89 per share. The stock market in general and the market for biopharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The price for our common shares may be influenced by many factors, including:

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

As of September 30, 2006, our directors and executive officers, together with their affiliates, beneficially owned approximately 21% of our outstanding common shares, including shares subject to outstanding stock options and warrants. These shareholders, acting together, can exercise significant influence over all matters requiring shareholder approval, including the election of directors and any amendment of our notice of articles or articles. This concentration of ownership could also have the effect of delaying or preventing a change in our control.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

  Recent Sales of Unregistered Securities

From July 1, 2006 through September 30, 2006, an aggregate of 120,409 common shares were issued to 15 accredited investors at a price of $4.27 ($Cdn 4.76) per share upon the exercise of warrants. The offer and sale of such common shares were made outside of the United States pursuant to Regulation S of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION

On October 19, 2006, Mr. Charles F. Goulburn was appointed as Executive Vice President, Global Pharmaceutical Operations. In September 2004, we entered into an employment agreement with Mr. Goulburn effective October 18, 2004, which was amended on October 23, 2006. We have also entered into a change of control agreement with Mr. Goulburn, effective October 24, 2006.

On October 24, 2006, we amended our employment contract with Dr. Richard Jones, Senior Vice President, Clinical & Regulatory Affairs, originally entered into on March 6, 2006, which are filed herewith as Exhibit 10.28. Under the terms of his amended employment agreement, Dr. Jones is now entitled to an annual salary of Cdn. $310,000, and a possible bonus of up to 35% of his annual salary.

ITEM 6. EXHIBITS.

10.28	Employment agreement between Aspreva Pharmaceuticals Corporation and Dr. Richard Jones effective March 6, 2006, as amended on October 24, 2006.

10.29(1)	Change of control agreement, between Aspreva Pharmaceuticals Corporation and Dr. Richard Jones, effective March 6, 2006.

10.30(2)	Employment agreement between Aspreva Pharmaceuticals Corporation and Mr. Charles F. Goulburn, effective October 18, 2004, as amended on October 23, 2006.

10.31(2)	Change of control agreement between Aspreva Pharmaceuticals Corporation and Mr. Charles F. Goulburn, effective October 24, 2006.

31.1	Certification of the Chief Executive Officer, as required by Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer, as required by Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.

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

(1)
Filed as the like numbered exhibit to our Current Report on Form 8-K, dated July 11, 2006, and filed with the U.S. Securities and Exchange Commission on July 17, 2006 and incorporated herein by reference.

(2)	Filed as the like numbered exhibit to our Current Report on Form 8-K, dated October 19, 2006, and filed with the U.S. Securities and Exchange Commission on October 25, 2006 and incorporated herein by reference.

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

ASPREVA PHARMACEUTICALS CORPORATION
November 9, 2006	/s/ Bruce G. Cousins
Bruce G. Cousins
Chief Financial Officer and Executive Vice President
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.28	Employment agreement between Aspreva Pharmaceuticals Corporation and Dr. Richard Jones effective March 6, 2006, as amended on October 24, 2006.

10.29(1)	Change of control agreement, between Aspreva Pharmaceuticals Corporation and Dr. Richard Jones, effective March 6, 2006.

10.30(2)	Employment agreement between Aspreva Pharmaceuticals Corporation and Mr. Charles F. Goulburn, effective October 18, 2004, as amended on October 23, 2006.

10.31(2)	Change of control agreement between Aspreva Pharmaceuticals Corporation and Mr. Charles F. Goulburn, effective October 24, 2006.

31.1	Certification of the Chief Executive Officer, as required by Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer, as required by Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.

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

(1)
Filed as the like numbered exhibit to our Current Report on Form 8-K, dated July 11, 2006, and filed with the U.S. Securities and Exchange Commission on July 17, 2006 and incorporated herein by reference.

(2)	Filed as the like numbered exhibit to our Current Report on Form 8-K, dated October 19, 2006, and filed with the U.S. Securities and Exchange Commission on October 25, 2006 and incorporated herein by reference.

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