Form 10-Q/A
period 2006-09-30
Aspreva Pharmaceuticals CORP
filed 2006-11-15
CIK 1314026

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

As of October 31, 2006, the registrant had 35,046,147 common shares outstanding.

INDEX

Page

EXPLANATORY NOTE	2
Item 6. Exhibits	3
SIGNATURE	4

EXPLANATORY NOTE

Aspreva Pharmaceuticals Corporation filed its Quarterly Report on Form 10-Q for the period ended September 30, 2006 on November 9, 2006. This Amendment No. 1 on Form 10-Q/A is being filed solely to disclose that the correct number of common shares outstanding as of October 31, 2006, is 35,046,147 as set forth on the facing page to this Quarterly Report on Form 10-Q/A.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS.

10.28(1)	Employment agreement between Aspreva Pharmaceuticals Corporation and Dr. Richard Jones effective March 6, 2006, as amended on October 24, 2006.
10.29(2)	Change of control agreement, between Aspreva Pharmaceuticals Corporation and Dr. Richard Jones, effective March 6, 2006.

10.30(3)	Employment agreement between Aspreva Pharmaceuticals Corporation and Mr. Charles F. Goulburn, effective October 18, 2004, as amended on October 23, 2006.

10.31(3)	Change of control agreement between Aspreva Pharmaceuticals Corporation and Mr. Charles F. Goulburn, effective October 24, 2006.

31.1	Certification of the Chief Executive Officer, as required by Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer, as required by Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.

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

(1)	Filed as the like numbered exhibit to our Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on November 9, 2006 and incorporated herein by reference.

(2)
Filed as the like numbered exhibit to our Current Report on Form 8-K, dated July 11, 2006, and filed with the U.S. Securities and Exchange Commission on July 17, 2006 and incorporated herein by reference.

(3)
Filed as the like numbered exhibit to our Current Report on Form 8-K, dated October 19, 2006, and filed with the U.S. Securities and Exchange Commission on October 25, 2006 and incorporated herein by reference.

* The certifications attached as Exhibits 32.1 and 32.2 accompanied our Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on November 9, 2006, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Aspreva Pharmaceuticals Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of the Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASPREVA PHARMACEUTICALS CORPORATION
November 15, 2006	/s/Bruce G. Cousins
Bruce G. Cousins
Chief Financial Officer and Executive Vice President
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.28(1)	Employment agreement between Aspreva Pharmaceuticals Corporation and Dr. Richard Jones effective March 6, 2006, as amended on October 24, 2006.
10.29(2)	Change of control agreement, between Aspreva Pharmaceuticals Corporation and Dr. Richard Jones, effective March 6, 2006.

10.30(3)	Employment agreement between Aspreva Pharmaceuticals Corporation and Mr. Charles F. Goulburn, effective October 18, 2004, as amended on October 23, 2006.

10.31(3)	Change of control agreement between Aspreva Pharmaceuticals Corporation and Mr. Charles F. Goulburn, effective October 24, 2006.

31.1	Certification of the Chief Executive Officer, as required by Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer, as required by Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.

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

(1)	Filed as the like numbered exhibit to our Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on November 9, 2006 and incorporated herein by reference.

(2)
Filed as the like numbered exhibit to our Current Report on Form 8-K, dated July 11, 2006, and filed with the U.S. Securities and Exchange Commission on July 17, 2006 and incorporated herein by reference.

(3)
Filed as the like numbered exhibit to our Current Report on Form 8-K, dated October 19, 2006, and filed with the U.S. Securities and Exchange Commission on October 25, 2006 and incorporated herein by reference.

* The certifications attached as Exhibits 32.1 and 32.2 accompanied our Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on November 9, 2006, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Aspreva Pharmaceuticals Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of the Form 10-Q, irrespective of any general incorporation language contained in such filing.