Form 10-K
period 2006-12-31
Aspreva Pharmaceuticals CORP
filed 2007-02-26
CIK 1314026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended December 31, 2006

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-51169

ASPREVA PHARMACEUTICALS
CORPORATION

(Exact name of registrant as specified in its charter)

British Columbia, Canada	98-0435540
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1203 - 4464 Markham Street, Victoria, B.C., Canada	V8Z 7X8
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (250) 744-2488

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, without par value	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, was $731,282,930 (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer and director and each person who owns 5% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of January 31, 2007, 35,161,888 shares of the registrant’s common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2007 Annual Meeting of Shareholders (the “Proxy Statement”), to be filed within 120 days of the end of the fiscal year ended December 31, 2006, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

ASPREVA PHARMACEUTICALS CORPORATION

Forward-Looking Statements

The information in this Annual Report on Form 10-K which includes our annual Management's Discussion and Analysis, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and/or forward-looking information under applicable Canadian provincial securities laws (collectively, “forward-looking statements”), which are subject to the “safe harbor” created by those sections. The words “anticipates”, “believes”, “estimates”, “expects”, “intends”, “may”, “plans”, “projects”, “will”, “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. The forward-looking statements in this discussion include, but are not limited to, statements concerning:

•	our strategy;
•	our future operations;
•	our future financial position;
•	our future revenues;
•	our projected costs;
•	prospects, plans and objectives of our management;
•	our expectations regarding our relationship with Hoffmann-La Roche Inc. and F. Hoffman-La Roche Ltd;
•	our expectations regarding the development of CellCept for certain autoimmune indications; and
•	our expectations with respect to our clinical trials of CellCept.

With respect to the forward-looking statements contained in this discussion, we have made numerous assumptions regarding, among other things:

•	our ability to complete our clinical trials of CellCept;
•	our ability to file a supplemental new drug application with the U.S. Food and Drug Administration, as well as other applicable filings with the European Union and Canadian regulatory authorities;
•	our ability to protect our intellectual property rights and to not infringe on the intellectual property rights of others;
•	our ability to comply with applicable governmental regulations and standards;
•	our ability to succeed at establishing a successful commercialization program for CellCept in any indication for which it may be approved; and
•	other assumptions set forth in Item 1A “Risk Factors” in this Annual Report on Form 10-K.

We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements or the underlying assumptions thereto, and you should not place undue reliance on our forward-looking statements. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from the plans, intentions and expectations disclosed in the forward-looking statements and underlying assumptions, including, without limitation, those set forth in Item 1A “Risk Factors” in this Annual Report on Form 10-K. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. We do not assume any obligation to update any forward-looking statements, other than as required by applicable law.

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

Our objective is to successfully complete our current clinical programs while seeking growth opportunities that will allow us to leverage the clinical, medical affairs and commercial infrastructure that we have established. Potential opportunities for growth include the acquisition or licensing of products in various stages of clinical or commercial development from pharmaceutical or biotechnology companies.

Collaborative Agreements

Our initial focus in autoimmune diseases led us to identify the potential efficacy of the drug CellCept, (mycophenolate mofetil, or MMF) in the treatment of autoimmune diseases. In July 2003, we entered into our first collaboration with Hoffmann - La Roche Inc. and F. Hoffmann - La Roche Ltd, or collectively Roche, for exclusive world-wide rights, excluding Japan, to develop and, upon regulatory approval, commercialize CellCept, for all autoimmune indications. CellCept is an immunosuppressant or “anti-rejection” drug currently approved by the U.S. Food and Drug Administration, or FDA, for use in the prevention of rejection in patients receiving heart, kidney and liver transplants. It is important to note that CellCept is not currently approved by the FDA for use in autoimmune indications.

Under the terms of our collaboration agreement with Roche, we agreed to conduct three clinical programs for the indications lupus nephritis, pemphigus vulgaris and myasthenia gravis. In 2006, we discontinued our myasthenia gravis development program. We are responsible for assembling the necessary materials from these programs for any filings made and Roche are responsible for submitting the applications to the relevant regulatory authorities. Roche will be the holder of any regulatory submissions and any resulting approvals.

Pursuant to our collaboration agreement with Roche we are entitled to a royalty based on an equal sharing of incremental net sales of CellCept in non-transplant indications above a negotiated baseline less a distribution fee, payable on a quarterly basis. This baseline is subject to an annual price index adjustment and Roche and Aspreva agreed that the baseline for 2006 would be Swiss Francs (CHF) 130.5 million, excluding, for the time being, Japan as a licensed territory under the agreement.

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

If we and Roche receive regulatory approval for the use of CellCept in the treatment of any autoimmune indications, we will be obligated to commercialize CellCept for such indications pursuant to a jointly agreed commercialization plan with Roche. Following regulatory approval, we plan to field a small targeted sales force to conduct promotional detailing presentations to targeted physicians in the United States and in the major European markets, and to develop targeted marketing and advertising strategies and materials. We are reviewing various options regarding sales force deployment, including size, and will make a final decision based on a full analysis and agreement with our partners of the most appropriate deployment. We also plan to focus on medical education activities. Roche will conduct all manufacturing and distribution of CellCept. Roche will also continue to record all sales and will retain control over the pricing of CellCept.

Our collaboration agreement with Roche currently excludes Japan as a licensed territory and thus excludes that region from our revenue sharing arrangement. In April 2006, Aspreva entered into a non-binding collaboration agreement with Chugai Pharmaceuticals Co., Ltd., for the development of CellCept in Japan for certain autoimmune indications. If Chugai, with agreement from the Japanese regulatory authorities, determines to move forward with its proposed trial in 2007, we will complete the details of our agreement and provide an update at that time.

CellCept

CellCept is Roche’s leading immunosuppressant, or "anti-rejection" drug. CellCept is used in combination with other immunosuppressive drugs, such as cyclosporine and corticosteroids, to prevent organ rejection in patients receiving heart, kidney and liver transplants.

CellCept is an orally delivered immunosuppressant agent which slows or halts immune system activity. When CellCept enters the body, it converts to its active form, mycophenolic acid, and prevents transplant rejection by blocking the proliferation and activation of T- and B-cells. T- and B-cell survival and proliferation depends on the ability of the cells to produce guanine nucleotides which are required for the synthesis of DNA for cell division and of RNA for gene expression during cell proliferation. By binding to the pathway where they replicate, mycophenolic acid inhibits the production of guanine nucleotides by T- and B-cells thereby blocking the proliferation of T-cells that directly attack the transplanted organ and also suppressing the production of antibodies to the transplanted organ. In addition, CellCept reduces the movement of other types of cells involved in immune attack on transplanted tissues from the blood vessels into those tissues. It should be noted that there are risk factors associated with the use of immunosuppressants such as CellCept, as disclosed on current product labelling. Since risk factors include an increased susceptibility to infection and the possible development of lymphoma, it is recommended that only physicians experienced in immunosuppressive therapy and management of renal, cardiac or hepatic transplant patients should use CellCept. In addition, patients receiving the drug should be managed in facilities equipped and staffed with adequate laboratory and supportive medical resources. The physician responsible for maintenance therapy should also have complete information necessary for the follow-up of the patient.

CellCept was first approved by the FDA in 1995 for use in combination therapy for the prevention of acute organ rejection in kidney transplantation and has since been approved worldwide for prevention of organ rejection in adult kidney, heart and liver transplantation. In some countries, it has also been approved for pediatric kidney transplantation. This therapeutic success represents over 10 years of clinical experience and patient benefits, including reduced toxicities and prolonged organ and patient survival. Over the last decade, CellCept has become one of the most widely studied immunosuppressants and third-party research is ongoing both in organ transplantation and related areas, such as autoimmune disease, to help provide clinical benefit to a wider range of patients. In July 2006, CellCept was approved for the treatment of lupus nephritis by the Drug Control Authority in Malaysia. Malaysia is the first country to have granted regulatory approval of CellCept in any autoimmune disease.

Roche owns the patents covering the composition matter of CellCept. The United States patent covering CellCept expires in May 2009. Counterparts of this patent expire in most European countries in late 2010, but in some instances (for example, Spain, Portugal, Greece and Romania) expire as early as December 2007. Roche patents covering the process for manufacture of CellCept expire in the United States in July 2012, and in most other countries in July 2013.

Clinical Development Program

We currently have two clinical development programs underway to evaluate CellCept in the treatment of the autoimmune diseases: lupus nephritis and pemphigus vulgaris. In October 2006, we completed a third development program for the treatment of myasthenia gravis. Based on the preliminary results of our myasthenia gravis trial, we do not intend to continue any further development of CellCept in the treatment of myasthenia gravis.

Our clinical programs have been designed, in accordance with our discussions with the FDA, to utilize portions of existing clinical data provided by investigator initiated trials, or IITs. We expect to use the results of an IIT conducted by Dr. Ellen Ginzler of State University of New York, or SUNY Downstate Medical Center in Brooklyn, New York, to support our supplemental new drug application, or sNDA, with the FDA for the use of CellCept in the treatment of lupus nephritis. The results of Dr. Ginzler’s study (as published in the November 24, 2005 issue of the New England Journal of Medicine) are supportive of the potential efficacy and safety of CellCept in the induction phase of lupus nephritis, adding to the existing body of data that supports the potential benefit of CellCept in the treatment of lupus nephritis. It is important to note that CellCept is not currently approved by the FDA for use in any autoimmune indications.

Although the results of Dr. Ginzler’s study are encouraging, a separate prospective, adequate and well-controlled study such as our international phase III lupus nephritis study is necessary to provide substantive evidence of the potential safety and efficacy of CellCept in patients with lupus nephritis.

Lupus Nephritis

Systemic lupus erythematosus, commonly referred to as lupus, is a complex autoimmune disease affecting numerous organs and tissues. The immune system, which typically fights off viruses and bacteria, loses the ability to differentiate between foreign substances, or antigens, and its own cells and tissues. The involvement of the kidney, known as lupus nephritis, is considered to be the most serious manifestation of lupus. From our analysis of various sources of data, we also estimate that there are about 600,000 diagnosed lupus nephritis patients worldwide.

The Lupus Foundation of America estimates that between 500,000 and 1.5 million Americans have lupus. This wide range demonstrates the challenge that exists when trying to determine the true prevalence of less common diseases such as lupus. Our analysis shows that there are currently about 600,000 patients being treated for lupus in the U.S. health care system. Since clinicians estimate that one third to one half of all lupus patients have lupus nephritis, it is projected that this disease affects at least 200,000 Americans. Based on data from third-party data providers such as IMS Health, we estimate that approximately 13.5% of lupus nephritis patients in the U.S. are being treated with CellCept. Neither we nor Roche market CellCept for the treatment of any autoimmune disease and the FDA has not approved the use of CellCept for the treatment of any autoimmune disease.

2006 Clinical and Regulatory Progress
In July 2005, we initiated enrolment of patients with biopsy-proven lupus nephritis into our two phase, international phase III trial comparing CellCept to the current standard of care for inducing treatment response and maintaining remission in patients suffering from lupus nephritis.

The open-label induction phase was designed as a 24-week study comparing CellCept to cyclophosphamide, the current standard of care for inducing treatment response in patients with lupus nephritis. In September 2006, we announced the completion of patient enrolment into this phase of the study, reaching total enrolment of 371 patients. We plan to complete the induction phase of this trial, and achieve data lock in the second quarter of 2007. We  expect, if the data is supportive, to file regulatory submissions, including an sNDA with the FDA, as well as appropriate filings with the European Union and Canadian regulatory authorities, in the fourth quarter of 2007.

Patients who successfully complete the induction phase, and who are eligible, will be re-randomized into the blinded maintenance phase of our trial comparing CellCept to azathioprine in maintaining remission and renal function in subjects with lupus nephritis. Enrolment for the maintenance phase is continuing and is expected to be complete by the second quarter of 2007. The maintenance phase of this study could continue for as many as 36 months.

Pemphigus Vulgaris

Pemphigus vulgaris is a rare dermatological autoimmune disease that, according to the International Pemphigus Foundation, affects approximately 40,000 people worldwide. Symptoms include painful and life-threatening blistering of the skin and mucous membranes which can cover much of the body.

2006 Clinical and Regulatory Progress
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

In June 2006, we received orphan drug designation with the FDA for CellCept in the treatment of pemphigus vulgaris. In the third quarter of 2006, based on discussions with the FDA, we amended the protocol to increase the statistical power of the study by 15 patients. As a result, we re-opened enrollment with a revised target of 92 patients, 15 more than the 77 already enrolled. We now expect to complete the trial during 2008 and our goal is to file an sNDA with the FDA, as well as appropriate filings with the European Union and Canadian regulatory authorities, by the end of 2008.

Myasthenia Gravis

Myasthenia gravis is a debilitating, chronic autoimmune neuromuscular disease in which the body produces auto antibodies which prevent the nerves from sending messages to the muscles. According to the Myasthenia Gravis Foundation, myasthenia gravis affects approximately 70,000 to 100,000 people worldwide, including approximately 36,000 people in the United States.

2006 Clinical and Regulatory Progress
On October 26, 2006, we announced preliminary results of our analysis of the data from our myasthenia gravis study. While we continue to believe that the study design, sample size, choice of efficacy endpoints, requirements for background therapy and dose of CellCept were sufficient to demonstrate a treatment effect, the study failed to demonstrate a treatment difference between 36 weeks of treatment with CellCept and placebo in patients with mild to moderate myasthenia gravis on background oral corticosteroids and cholinesterase inhibitors. CellCept is well tolerated in this patient population and the safety profile is consistent with what we would expect. There is no evidence that CellCept worsened symptoms of myasthenia gravis and approximately 45% of patients were able to achieve the target endpoint of minimal myasthenia gravis symptoms and low prednisone and cholinesterase inhibitor doses; however, this percentage of patients was no different from the control arm. In fact, the results of our trial are consistent with the results of our preliminary analysis of the 80 patient investigator initiated trial for myasthenia gravis led by Dr. Donald Sanders of Duke University with The Muscle Study Group, a consortium of academic centers. We had intended to use the clinical data from Dr. Sanders’ trial to support our application for the use of CellCept in the treatment of myasthenia gravis; however, because of the results of these two studies, we do not intend to conduct further studies of CellCept in myasthenia gravis.

Preliminary Studies

Based on our analysis of existing clinical trial and scientific data, we believe that CellCept has the potential to be effective in treating other autoimmune diseases. We are supporting the study of some of these diseases such as cardiovascular disease in lupus patients and multiple sclerosis through IITs. These trials help to answer key clinical questions regarding CellCept’s potential ability to help these patients and provide scientific evidence to support physicians’ management of patients suffering with these debilitating conditions. In addition, this early stage research provides us with valuable data to help determine if there is a business case for continuing further clinical development.

Commercialization

We intend to design our future commercialization activities to comply with the laws and regulations enforced by applicable regulatory authorities. Our overall commercialization strategy is to target a small subset of specialty physicians who treat a majority of patients with the greatest underserved medical needs.

Prior to regulatory approval of CellCept for any autoimmune indications, we are conducting extensive market research regarding specialty physician prescribing practices and product positioning, and will undertake a market preparation program. We currently are fielding a team of medical liaison specialists and other medical professionals whose primary role is to help us identify knowledge gaps in the treatment of lupus nephritis and in the potential use of CellCept and to assist us in our clinical development planning. We currently have 12 such field based medical advisors deployed in the U.S. and major EU markets.

Although CellCept is currently approved in Malaysia for the treatment of lupus nephritis, we do not currently have an approved drug in any other market.

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

In the course of practicing medicine, physicians may prescribe legally available drugs for an indication that has not been approved by the FDA and which, therefore, is not described in the product’s approved labelling  - a so-called “off-label use.” We are aware that some physicians are prescribing CellCept for the treatment of a variety of autoimmune diseases, including lupus nephritis, although neither we nor Roche market CellCept for the treatment of any autoimmune disease and the FDA has not approved the use of CellCept for the treatment of any autoimmune disease. The FDA does not regulate the behaviour of physicians in their choice of treatments. The FDA and other governmental agencies do, however, restrict communications on the subject of off-label use by a manufacturer or those acting on behalf of a manufacturer. Simply put, companies may not promote FDA-approved drugs for off-label uses. Accordingly, we may not market CellCept for an off-label use. However, the FDA and other governmental agencies do permit a manufacturer (and those acting on its behalf) to engage in some limited, non-misleading, non-promotional speech regarding unapproved products or indications. We believe that our pre-approval communications constitute lawful activities and we have policies and procedures in place to regulate them. We have implemented and will continue to implement policies and procedures to ensure that our pre-approval communications comply with applicable law. If such policies and procedures are inadequate or not adhered to, our pre-approval communications could result in violations of law which could harm our business. The FDA and other governmental agencies actively enforce laws and regulations prohibiting promotion of off-label uses and the promotion of products for which marketing clearance has not been obtained and may disagree that all of our communications comply with our restrictions on off-label promotion. The federal government has sought large civil fines and criminal penalties against manufacturers for alleged improper promotion, and the FDA has enjoined numerous companies from engaging in off-label promotion.

We engage in medical education activities that, if conducted in accordance with FDA guidelines, are excluded by the FDA from consideration as promotional activities and, therefore, excluded from scrutiny under the FDA’s regulations governing off-label promotion. While we believe that we are currently in compliance with the FDA guidelines governing education activities and the FDA regulations prohibiting off-label promotion, the guidelines and regulations are subject to varying interpretations, which are evolving, and the FDA may disagree that all of our activities comply with applicable restrictions on pre-approval promotion. Failure to comply with these requirements in the past or with respect to future activities can result in enforcement action  - including civil and criminal sanctions by the FDA and other federal and state governmental bodies, including the Department of Justice and the Office of the Inspector General of the Department of Health and Human Services  - which would harm our business and could have a material adverse effect on our business, financial condition and profitability. Any such enforcement action might be directed at both our company and our pharmaceutical partner(s), which could have an additional chilling effect on our ability to enter into new relationships with pharmaceutical companies.

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

Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States. Orphan drug designation must be requested before submitting an NDA or supplement thereto. After the FDA grants orphan drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process. Generally, the first developer that receives FDA orphan drug designation and subsequently receives FDA approval of a drug for the disease for which it has such designation, is entitled to a seven-year exclusive marketing period in the United States for that product, for that indication. During the seven-year period, the FDA may not approve any other applications to market the same drug for the same disease, except in limited circumstances. In June 2006, the FDA granted us orphan drug designation for CellCept’s use in pemphigus vulgaris. In March 2006, Roche and Aspreva agreed not to pursue orphan drug designation for CellCept’s use in lupus nephritis. We may not be granted orphan drug designation for additional diseases and we cannot guarantee that orphan drug exclusivity will provide us with a material commercial advantage. However, we believe that orphan drug designation and patient brand loyalty within the transplant and autoimmune disease markets will slow the rate of generic erosion for CellCept. Other companies have also sought orphan designation for their drugs for the same indications for which we intend to develop CellCept. We cannot be certain that these competitive products will not receive approval as orphan drugs before we do, which could adversely impact the marketing of our product.

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

Manufacturing and Supply

Roche is responsible for manufacturing CellCept. We do not currently operate manufacturing facilities for clinical or commercial production, as our business model is to rely on and leverage the manufacturing and distribution infrastructure of our collaborators and third party contract manufacturers. However, we do outsource the manufacturing of supply for some clinical trials to third parties other than Roche, subject to approval from Roche and the FDA. Future collaborations may however require us to establish our own manufacturing facilities. Manufacture of pharmaceuticals is subject to extensive current good manufacturing practice regulations, which impose various procedural and documentation requirements and govern all areas of record keeping, production processes and controls, personnel and quality control. The FDA enforces the current good manufacturing practice requirements through periodic, unannounced inspections of registered manufacturing facilities. Future FDA inspections may identify compliance issues at our facilities or at the facilities of our licensors or contract manufacturers that may disrupt production or distribution, or require substantial resources to correct. In addition, discovery of problems with a product or the failure to comply with current good manufacturing practice regulations or other regulatory requirements may result in restrictions on a product, manufacturer, or holder of an approved NDA, including interruption or discontinuation of production, cost increases, criminal or civil penalty, withdrawal or recall of the product from the market or other voluntary or FDA-mandated action that could delay or prevent further marketing. Also, new government requirements may be established that could delay or prevent regulatory approval of products under development. Because we will depend on our partners and other third parties to conduct manufacturing operations, we have limited ability to control these activities, all of which are fundamental to our business and potential success.

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

Our commercialization of CellCept for use in the treatment of autoimmune diseases is to be conducted pursuant to a commercialization plan approved on an annual basis by the joint committee within 12 months of regulatory approval. We are responsible for the marketing and advertising of CellCept in accordance with the commercialization plan (including the development of advertising and promotional materials) and for fielding a sales promotion force that will make detailing presentations to prescribing physicians. The commercialization plan will establish minimums as to size of sales promotion force with respect to these detailing presentations. In accordance with our agreement with Roche, we implemented a call center for providing medical information services in autoimmune disease to respond to unsolicited requests for information. In addition, we are responsible for establishing phase IV registries if required to do so by regulatory authorities. Roche will continue to take orders for, invoice, and book all sales of CellCept and will continue to be responsible for the manufacture and distribution of CellCept for all uses. Roche will set the selling prices for CellCept in all dosages and formulations as well as any applicable credit terms and return policies.

We are not obligated to make any upfront, milestone, or royalty payments to Roche under the agreement. However, we are solely responsible for all costs and expenses that we incur in developing and commercializing CellCept in autoimmune diseases.

In consideration for our efforts, under our agreement, we are entitled to receive, on a quarterly basis, a royalty equivalent to an equal share of Roche’s quarterly net sales allocable to increased use of CellCept for the treatment of autoimmune diseases. In order to determine which portion of Roche’s net sales is allocable to such increased autoimmune use, the following three amounts are subtracted from Roche’s aggregate net sales for the applicable quarter: (a) the amount of such net sales that are attributable to use of CellCept in transplant indications; (b) a quarterly baseline amount; and (c) distribution charges, fixed at a mid-single digit percentage of net sales for the duration of the contract. For the purpose of these calculations, all values representing sales of CellCept are to be denominated in Swiss Francs, and all sales made in other currencies are to be converted into Swiss Francs in accordance with Roche’s standard practices at the time of sale. The agreement contemplates possible adjustment of the baseline dollar value in the event of changes in the average unit selling price of CellCept, withdrawals and recalls of CellCept from particular markets, or our termination of the agreement with respect to one or more particular countries but not the entirety of the territory we have been licensed. Adjustments upward to the baseline are subject to a cap of approximately 130% of the initially negotiated baseline. Beginning April 2005, our royalty commenced based upon the net sales of CellCept for non-transplant indications above our negotiated baseline.

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

We have the exclusive rights from Roche to develop and promote CellCept in the field of autoimmune disease in all countries other than Japan. Roche owns the patents covering the composition of matter of CellCept. The United States patent covering CellCept expires in May 2009. Counterparts of this patent expire in most European countries in late 2010, but in some instances (for example, Spain, Portugal, Greece and Romania) expire as early as December 2007. Roche patents covering the process for manufacture of CellCept expire in the United States in July 2012, and in most other countries in July 2013. We and Roche expect that following expiration of all these patents competitors may manufacture and sell generic versions of CellCept, at a lower price, which would reduce CellCept’s revenues. In certain jurisdictions, including most Canadian provinces, legislation mandates generic substitution for brand name drugs. If competitors devise a means to manufacture CellCept which does not infringe Roche’s patents covering the process for manufacture, competitors may seek to sell generic versions of CellCept upon expiration of the composition of matter patents, which occurs in some countries as early as December 2007.

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

Employees

As of December 31, 2006, we had 133 full time employees, of whom 55 were engaged in clinical, regulatory affairs and business development, 34 were engaged in commercial planning, market research and medical education, and 44 were engaged in administration and finance. All of our employees have entered into non-disclosure agreements with us regarding our intellectual property, trade secrets and other confidential information. None of our employees are represented by a labor union or covered by a collective bargaining agreement, nor have we experienced any work stoppages. We believe that we maintain satisfactory relations with our employees. If we receive regulatory approval to market CellCept for any of our target indications, we intend to develop a sales promotion force, which would significantly increase the number of our employees.

Executive Officers of the Registrant

The following table sets forth our executive officers their ages and the positions they hold as of January 31, 2007.

Name	Age	Position
Richard M. Glickman	48	Chief Executive Officer and Chairman
Noel F. Hall	45	President and Director
Bruce G. Cousins, C.A.	46	Chief Financial Officer and Executive Vice President
Charles F. Goulburn	45	Executive Vice President, Global Pharmaceutical Operations
Uzman Azam, M.D.	38	Executive Vice President, Clinical and Regulatory Affairs

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

Bruce G. Cousins, C.A. has been our Chief Financial Officer since December 2004 and was appointed Executive Vice President in 2006. From March 2004 to December 2004, Mr. Cousins was our Vice President, Finance and Administration. From 1990 to 2004, Mr. Cousins served in various senior finance and operations positions at Johnson & Johnson, a pharmaceutical company, including World Wide Financial Director for Johnson & Johnson Wound Management. From 1987 to 1990, Mr. Cousins was an accountant with Deloitte & Touche LLP. Mr. Cousins is a Chartered Accountant. Mr. Cousins holds a B.Com. from McMaster University. Mr. Cousins resides in Victoria, British Columbia.

Charles F. Goulburn has been our Executive Vice President, Global Pharmaceutical operations since November 2006. From  October 2004 to November 2006, Mr. Goulburn was our General Manager, U.S. Operations. From December 2002 to October 2004, Mr. Goulburn was Executive Director for the Migraine Franchise (U.S.) and Leader of the Migraine Worldwide Business Strategy Team for Merck & Co., a pharmaceutical company. From September 1996 to September 2000, Mr. Goulburn worked at Warner Lambert / Parke-Davis in a number of progressively senior executive positions including Business Unit Director for Northern British Isles (Edinburgh, Scotland), General Manager - Nordic Region Consumer Products (Copenhagen, Denmark), Director of Strategic Planning and New Consumer Product Development (Freiburg, Germany) and Team Leader - U.S. Cough/Cold Franchise. Mr. Goulburn resides in Basking Ridge, New Jersey.

Uzman Azam, M.D.has been our Executive Vice President and Chief Medical Officer of Aspreva operations since January 2007. From April 2006 to January 2007, Dr. Azam was Vice President, Worldwide Clinical Development and Medical Affairs at Ethicon Inc., a medical devices company. From April 2004 to April 2006, Dr. Azam worked as Franchise Medical Leader in Reproductive Health & Urology Clinical Development at Johnson & Johnson Pharmaceutical Research & Development, a pharmaceutical company. From July 2002 to April 2004, Dr. Azam worked as Senior Director Cardiovascular & Urology Clinical Development & Medical Affairs North America at GlaxoSmithKline, a pharmaceutical company. Dr. Azam currently resides in Pennsylvania.

There are no family relationships between any of our executive officers or directors.

Financial Information by Business Segment and Geographic Data

We operate in one business segment, identifying, developing and commercializing existing drugs and drug candidates for new indications. In 2006 and 2005, our only revenue was from our collaboration agreement with Roche, which is based in Switzerland. We did not have any revenue in 2004. Substantially all our long lived assets are located in Canada and we have operations located in Canada, Switzerland, the United States and the United Kingdom.

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

Our principal place of business is at 1203 - 4464 Markham Street, Victoria, British Columbia, V8Z 7X8. Our telephone number is (250) 744-2488 and our facsimile number is (250) 744-2498. Our registered office is at c/o Farris, Vaughan, Wills & Murphy LLP, 25th Floor, 700 West Georgia Street, Vancouver, British Columbia, V7Y 1B3. The phone number for our registered office is (604) 684-9151, and the facsimile number is (604) 661-9349. Our agent for service of process in the United States is CT Corporation System, 111 Eighth Avenue, 13th Floor, New York, New York 10011. The phone number for CT Corporation System is (212) 894-8940. We also maintain a website at www.aspreva.com. The information contained in, or that can be assessed through our website, is not a part of this Annual Report of Form 10-K.

Our principal legal advisor in Canada is Farris, Vaughan, Wills & Murphy LLP, 25th Floor, 700 West Georgia Street, Vancouver, British Columbia V7Y 1B3, and our principal legal advisor in the United States is Cooley Godward Kronish LLP, Five Palo Alto Square, 3000 El Camino Real, Palo Alto, California 94306. Since our inception, our independent registered public accounting firm has been Ernst & Young LLP, 23rd Floor, 700 West Georgia Street, Vancouver, British Columbia V7Y 1C7.

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

Roche owns the patents covering the composition matter of CellCept. The United States patent covering CellCept expires in May 2009. Counterparts of this patent expire in most European countries in late 2010, but in some instances (for example, Spain, Portugal, Greece and Romania) expire as early as December 2007. Roche patents covering the process for manufacture of CellCept expire in the United States in July 2012, and in most other countries in July 2013. We and Roche expect that following expiration of composition of matter patents competitors may manufacture and sell generic versions of CellCept, at a lower price, which would reduce CellCept's revenues. In certain jurisdictions, including most Canadian provinces, legislation mandates generic substitution for brand name drugs.

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

Physicians may prescribe drug products for uses that are not described in the product's labelling and that differ from those approved by the FDA or other applicable regulatory agencies. Such off-label uses are common across medical specialities. We are aware that some physicians are prescribing CellCept for the treatment of certain autoimmune diseases, including lupus nephritis, although neither we nor Roche are permitted to promote CellCept for the treatment of any autoimmune diseases, and the FDA and other regulatory agencies have not approved the use of CellCept for any autoimmune indications. Although the FDA and other regulatory agencies do not regulate a physician's choice of treatments, the FDA and other regulatory agencies do restrict communications on the subject of off-label use. Companies may not promote drugs for off-label uses. Accordingly, prior to approval of any autoimmune indications for CellCept, we may not promote CellCept for such indications. The FDA and other regulatory agencies actively enforce regulations prohibiting promotion of off-label uses and the promotion of products for which marketing clearance has not been obtained. A company that is found to have improperly promoted off-label uses may be subject to significant liability, including civil and administrative remedies as well as criminal sanctions.

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

Our long-term success depends upon our ability to identify drugs and drug candidates with significant potential and to acquire the rights for those indications from multiple collaborators, thus creating multiple sources of revenue. We face intense competition from other companies for collaborative arrangements with pharmaceutical and biopharmaceutical companies, and there are no barriers prohibiting other companies from adopting our business model. Pharmaceutical and biopharmaceutical companies may also decide to pursue new indications for their products themselves, rather than enter into collaborative arrangements to develop new indications. In addition, accurate sales tracking may be difficult or impossible under future collaborations which may preclude a collaboration or lead to disputes once a collaboration has been established. We currently have one collaboration agreement with Roche and one non-binding collaboration with Chugai. If we are unable to enter into additional collaborations, we will continue to be dependent upon Roche for substantially all our revenues, and we will be limited in our ability to grow our business. In addition, the fact that we are collaborating with Roche, or other potential collaborators, may be viewed negatively by other potential collaborators, making them less likely to enter into arrangements with us.

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

Our use of CellCept and other products in clinical trials, and our future promotion of any products, may expose us to product liability claims and associated adverse publicity. We have a global product clinical trial insurance policy, with aggregate coverage of $10.0 million, for countries not requiring a local insurance policy (including the United States and Canada). In addition, we have policies in varying amounts for all the other countries in which we are conducting clinical trials, and which do not fall within the scope of our global policy. Our insurance coverage may not protect us against any or all of the product liability claims which could be brought against us in the future. Prior to the commercialization of CellCept in autoimmune indications, we expect to obtain product liability insurance for potential claims associated with our promotion of CellCept. However, we may not be able to obtain or maintain adequate insurance coverage at a commercially reasonable cost or in sufficient amounts or scope to protect us against potential losses. Roche is obligated to indemnify us for any product liability claims, except if the claims arise due to false or misleading promotional activity on our part. In the event a product liability claim is brought against us, we may be required to pay legal and other expenses to defend the claim and, if such a claim is successful, damage awards not covered by our insurance. We may also be obligated to indemnify our collaborators. Defending any product liability claim or claims could require us to expend significant financial and managerial resources.

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

In the year ended December 31, 2006, we increased our number of employees by 27 and, as of December 31, 2006, we had 133 employees. In order to continue the development and potential commercialization of CellCept for autoimmune indications and enter into new collaborations we will need to expand our clinical development, regulatory, marketing and sales promotion capabilities. We currently have operations in Canada, the United States, the United Kingdom, and Switzerland. Our ability to manage our global operations and expected growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to make such improvements in an efficient or timely manner and may discover deficiencies in existing systems and controls. Our ability to develop and commercialize products for new indications and compete effectively, and our future financial performance will depend, in part, on our ability to manage any future growth effectively.

We depend on our executive officers, and if we are not able to retain them or recruit additional qualified personnel, we may be unable to successfully develop or commercialize CellCept.

Our success depends upon the continued contributions of our executive officers and scientific and technical personnel. We are highly dependent on Richard M. Glickman, our Chief Executive Officer, Noel F. Hall, our President, Bruce Cousins, our Chief Financial Officer and Executive Vice President, Charles F. Goulburn, our Executive Vice President, Global Pharmaceutical Operations, and Dr. Uzman Azam, our Executive Vice President, Clinical and Regulatory Affairs. Due to the specialized knowledge that each of our executive officers possess with respect to CellCept and our operations, the loss of service of any of our executive officers could delay or prevent the successful completion of the clinical trials necessary for the commercialization of CellCept for lupus nephritis or pemphigus vulgaris and could harm our relationship with Roche. We carry key man life insurance coverage of $1.3 million for each of Richard M. Glickman and Noel F. Hall. We do not carry key man life insurance for any of our other executive officers.

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

The results of early clinical trials do not necessarily predict the results of later clinical trials. Drugs in later clinical trials may fail to show desired safety and efficacy traits despite having progressed through initial clinical trials. In October 2006, we announced preliminary results of our phase III trial of CellCept for the treatment of myasthenia gravis. The results of our analysis indicated that CellCept failed to meet both the primary and secondary endpoints. Given the results of the study we have discontinued our development efforts in this area. We are aware that Roche conducted three phase III clinical trials for CellCept in the treatment of rheumatoid arthritis which did not demonstrate efficacy. Even if we believe the data collected from clinical trials of drugs are promising, such data may not be sufficient to support approval by the FDA or any other regulatory authority. The FDA or other regulatory authorities could also interpret our data differently, which could delay, limit or prevent regulatory approval.

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

Our stock price is volatile. Since our initial public offering on March 4, 2005 and through January 31, 2007, our common shares have traded on the NASDAQ Global Select Market between $11.00 and $34.89 per share. The stock market in general and the market for biopharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The price for our common shares may be influenced by many factors, including:

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

As of December 31, 2006, our directors and executive officers, together with their affiliates, beneficially owned approximately 21% of our outstanding common shares, including shares subject to outstanding stock options and warrants. These shareholders, acting together, can exercise significant influence over all matters requiring shareholder approval, including the election of directors and any amendment of our notice of articles or articles. This concentration of ownership could also have the effect of delaying or preventing a change in our control.

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

For U.S. federal income taxation purposes, we will be a passive foreign investment company, or PFIC, if in any taxable year either: (a) 75% or more of our gross income consists of passive income; or (b) 50% or more of the value of our assets is attributable to assets that produce, or are held for the production of, passive income. If we meet either test, our shares held by a U.S. person in that year will be PFIC shares for that year and all subsequent years in which they are held by that person. We were a PFIC prior to 2005 and may be a PFIC in future taxable years. Gain realized by a U.S. investor from the sale of PFIC shares is taxed as ordinary income, as opposed to capital gain, and subject to an interest charge unless the U.S. person has timely made a certain tax election.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters are located in Victoria, British Columbia, where we lease approximately 28,000 square feet, at a rent of approximately C$400,000 per annum. This lease expires in May 2011. We have an option to renew the lease for a further term of five years. Our European operations headquarters are located in Bagshot Park, United Kingdom, where we currently lease approximately 4,000 square feet, at a rent of approximately £74,000 per annum. The current lease expires in July 2009 and may be terminated by us in 2007. To accommodate our growing EU based operations, we are currently negotiating increasing our office space to a total of 8,400 square feet. The annual cost is expected to be approximately £125,000 per annum. To accommodate our growing U.S. based operations, we amended our current lease agreement in December 2006 to expand our office space by 5,000 square feet to a total of 14,000 square feet of office space in Bernards Township, New Jersey at a rent of approximately $360,000 per year. The lease expires in September 2010. We also have a lease agreement for 1,200 square feet of office space in Neuchatel, Switzerland at a rate of approximately CHF 44,000 per annum which expires in December 2010. We are in good standing, and not in default, under these leases.

Item 3. Legal Proceedings.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

NASDAQ Global Select Market and Toronto Stock Exchange

Our common shares are quoted on the NASDAQ Global Select Market under the symbol “ASPV”, and on the Toronto Stock Exchange under the symbol “ASV”. The following table sets out, for the periods indicated, the high and low closing sales prices and trading volumes of our common shares, as reported by the NASDAQ Global Select Market and Toronto Stock Exchange for the years ended December 31, 2006 and 2005.

	NASDAQ Global Select Market		The Toronto Stock Exchange
2006	High (U.S.$)	Low (U.S.$)	High (CAD$)	Low (CAD$)
First Quarter	$28.87	$15.62	$33.38	$18.01
Second Quarter	$34.00	$22.52	$38.07	$26.20
Third Quarter	$27.72	$20.05	$31.00	$22.00
Fourth Quarter	$26.35	$17.47	$29.68	$19.92

	NASDAQ Global Select Market		The Toronto Stock Exchange
2005	High (U.S.$)	Low (U.S.$)	High (CAD$)	Low (CAD$)
First Quarter (1)	$16.30	$11.70	$20.00	$13.68
Second Quarter	$16.41	$12.80	$20.20	$15.50
Third Quarter	$17.25	$13.32	$20.79	$16.20
Fourth Quarter	$16.25	$11.18	$18.99	$13.55

(1) On March 4, 2005 we completed our initial public offering.

As of December 31, 2006, there were approximately 69 shareholders of record of our common shares, one of which was Cede & Co., a nominee for Depository Trust Company, or DTC, and one of which was The Canadian Depository for Securities Limited, or CDS. All of our common shares held by brokerage firms, banks and other financial institutions in the U.S. and Canada as nominees for beneficial owners are considered to be held of record by Cede & Co. in respect of brokerage firms, banks and other financial institutions located in the U.S., and by CDS in respect of brokerage firms, banks and other financial institutions located in Canada. Cede & Co. and CDS are each considered to be one shareholder of record.

Dividend Policy

Aspreva has not declared or paid any dividends on its common shares since inception. We anticipate that we will retain any future earnings to finance the expansion of our business and we do not anticipate paying dividends in the foreseeable future.

Equity Compensation Plan Information

Information regarding our equity compensation plans will be contained in our Proxy Statement with respect to our Annual Meeting of Shareholders, to be held on May 31, 2007, under the caption “Securities Authorized for Issuance Under Equity Compensation Plans” and is incorporated by reference in this report.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three months ended December 31, 2006.

Recent Sales of Unregistered Securities

We did not sell or issue any unregistered securities during the three months ended December 31, 2006.

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

The Investment Act requires each individual, government or agency thereof, corporation, partnership, trust or joint venture that is not a “Canadian” as defined in the Investment Act, referred to in this discussion as a “non-Canadian” who commences a new business activity in Canada or acquires control of an existing Canadian business, where the establishment or acquisition of control is not a reviewable transaction, to file a notification with Industry Canada. The Investment Act generally prohibits the implementation of a reviewable transaction by a non-Canadian unless after review the minister responsible for the Investment Act is satisfied that the investment is likely to be of net benefit to Canada. An investment in our common shares by a non-Canadian would be reviewable under the Investment Act if it were an investment to acquire control of us and the value of our assets were C$5.0 million or more. The Investment Act provides for special review thresholds for World Trade Organization, or WTO, member country investors, including United States investors. Under the Investment Act, an investment in our common shares by a non-Canadian who is a “WTO investor” (as defined in the Investment Act) would be reviewable only if it were an investment to acquire control of us and the value of our assets was equal to or greater than a specified amount, which increases in stages. The specified amount is C$265.0 million in 2006. The threshold amount is subject to an annual adjustment on the basis of a prescribed formula in the Investment Act to reflect inflation and real growth within Canada.

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

Material United States and Canadian Income Tax Considerations

The following is a summary of certain Canadian and U.S. federal income tax considerations applicable to holders of common shares of Aspreva. These tax considerations are stated in brief and general terms and are based on Canadian and U.S. law currently in effect. There are other potentially significant Canadian and U.S. federal income tax considerations and provincial, state and local income tax considerations with respect to ownership and disposition of the common shares which are not discussed herein. The tax considerations relative to ownership and disposition of the common shares may vary from shareholder to shareholder depending on the shareholder's particular status. Accordingly, shareholders and prospective shareholders are encouraged to consult with their tax advisors regarding tax considerations, which may apply to the particular situation.

Canadian Federal Tax Information

Dividends paid on the common shares held by non-residents of Canada will generally be subject to Canadian withholding tax at the rate of 25%. The Canada-U.S. Income Tax Convention (1980) (the "Convention") provides that the withholding rate on dividends paid to U.S. residents on the common shares is generally 15%.

Gains on sales or other dispositions of the common shares of Aspreva by a U.S. resident generally are not subject to Canadian income tax, unless the shareholder realizes the gains in connection with a business carried on in Canada. A gain realized upon the disposition of the common shares by a U.S. resident that is otherwise subject to Canadian tax may be exempt from Canadian tax under the Convention.

Where the common shares are disposed of by way of an acquisition of such common shares by Aspreva, other than a purchase in the open market in the manner in which common shares normally would be purchased by any member of the public in the open market, the amount paid by Aspreva in excess of the paid-up capital of such common shares will be treated as a dividend and will be subject to non-resident withholding tax as described above.

U.S. Federal Tax Information

Distributions with respect to our common shares generally will be taxable as dividends to the extent of Aspreva’s earnings and profits, determined under U.S. tax principles, subject to the same preferential rate that applies to long-term capital gain (currently, 15%). Under current law, for taxable years beginning after December 31, 2010, distributions will be taxed at ordinary rates without the benefit of such preferential rates.

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

We believe that we were not a PFIC in 2005 or 2006 and anticipate that we will not be a PFIC with respect to any subsequent taxable year. However, we have been a PFIC in the past and there can be no assurance that we will not be considered a PFIC in a future taxable year, because status under the PFIC rules is determined annually and is based in part on factors not entirely within our control (such as market capitalization).

A U.S. Holder whose common shares were held at any time during a taxable year in which we were a PFIC may be subject to increased tax liability upon the sale, exchange or other disposition of those shares of our common shares or upon the receipt of certain distributions. These adverse tax consequences will not apply, however, if a U.S. Holder timely filed and maintained (and in certain cases, continue to maintain) a qualified electing fund ("QEF") election to be taxed annually on the holder's pro rata portion of our ordinary earnings and net capital gains.

We intend to comply with all record-keeping, reporting and other requirements so that U.S. Holders, who must make or continue to maintain a QEF election may do so. However, if meeting those record-keeping and reporting requirements becomes onerous, we may decide, in our sole discretion, that such compliance is impractical and will so notify U.S. Holders. UNTIL SUCH TIME, U.S. HOLDERS THAT DESIRE TO MAKE OR MAINTAIN A QEF ELECTION MAY CONTACT OUR INVESTMENT RELATIONS GROUP FOR THE PFIC ANNUAL INFORMATION STATEMENT, WHICH MAY BE USED TO COMPLETE THEIR ANNUAL QEF ELECTION FILINGS. THIS STATEMENT IS ALSO AVAILABLE ON OUR WEBSITE AT: WWW.ASPREVA.COM.

Item 6. Selected Financial Data.

Selected Consolidated Financial Data

We have derived the selected consolidated statement of operations data for the years ended December 31, 2006, 2005 and 2004 and the selected consolidated balance sheet data as of December 31, 2006 and 2005, from our audited consolidated financial statements included in Item 8 in this Annual Report on Form 10-K. We have derived the selected consolidated statements of operations data for the years ended December 31, 2003 and 2002 and the selected consolidated balance sheet data as of December 31, 2004, 2003, and 2002 from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. Our audited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles. Historical results are not necessarily indicative of the results to be expected in the future periods.

You should read the following selected consolidated financial data together with our audited consolidated financial statements, including the related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands of U.S. dollars, except share and per share amounts)
Consolidated Statements of Operations Data
Royalty revenue	$214,784	$76,480	$-	$-	$-

Expenses(1):
Research and development	47,951	30,205	10,138	1,232	74
Marketing, general and administrative	38,793	29,233	11,730	1,252	95
	86,744	59,438	21,868	2,484	169

Other income (expense):
Foreign exchange gain (loss)	1,096	161	(272)	-	-
Interest and other income	9,728	3,023	517	22	-
Interest and other expense	(40)	(53)	(870)	(72)	-
Total other income (expense)	10,784	3,131	(625)	(50)	-

Income (loss) before income taxes	138,824	20,173	(22,493)	(2,534)	(169)

Income tax expense	14,668	506	-	-	-

Net income (loss) for the period	$124,156	$19,667	$(22,493)	$(2,534)	$(169)

Net income (loss) per common share
Basic	$3.57	$0.65	$(1.86)	$(0.24)	$(0.03)
Diluted	$3.49	$0.62	$(1.86)	$(0.24)	$(0.03)

Weighted average number of common shares
Basic net income (loss) per share	34,756,800	30,444,716	12,094,525	10,484,907	6,738,173
Diluted net income (loss) per share	35,606,933	31,892,705	12,094,525	10,484,907	6,738,173

(1) Includes stock-based compensation expense as follows:
Research and development	$2,708	$2,316	$600	$77	$13
Marketing, general and administrative	5,030	4,301	1,739	73	-
Interest and other expense	-	-	809	-	-
Total	$7,738	$6,617	$3,148	$150	$13

	As at December 31,
	2006	2005	2004	2003	2002
	(In thousands of U.S. dollars)
Consolidated Balance Sheet Data
Cash and marketable securities	$259,895	$112,039	$35,900	$2,734	$21
Working capital	276,779	143,369	30,032	2,581	(145)
Total assets	327,057	173,013	42,672	3,354	37
Long-term liabilities	1,312	899	792	4,194	-
Convertible redeemable preferred shares	-	-	49,341	-	-
Common shares	150,815	142,464	5,232	1,129	1
Retained earnings (deficit)	118,625	(5,531)	(25,198)	(2,705)	(171)
Total shareholders’ equity (deficiency)	281,638	148,046	(16,690)	(1,449)	(135)

Selected Consolidated Quarterly Data

Set out below is selected unaudited consolidated financial information for each of the fiscal quarters in 2006 and 2005.

	Three Months Ended
	December 31	September 30	June 30	March 31
	(In thousands of U.S. dollars, except per share amounts)
2006
Royalty revenue	$52,468	$47,943	$51,693	$62,680
Net income (loss)	26,047	25,400	27,956	44,752
Per common share
Basic	$0.74	$0.73	$0.81	$1.30
Diluted	0.73	0.71	0.78	1.25

2005
Royalty revenue	$45,030	$16,779	$14,671	$-
Net income (loss)	24,275	3,226	1,151	(8,985)
Per common share
Basic	$0.71	$0.09	$0.03	$(0.46)
Diluted	0.68	0.09	0.03	(0.46)

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

Significant accounting policies are more fully described in the notes to our audited consolidated financial statements for the year ended December 31, 2006. However, we believe the following accounting policies relating to reporting currency and foreign currency translation, revenue recognition, stock-based compensation, clinical trial accounting, provision for income taxes and derivative instruments are the most critical accounting policies for assessing our financial performance.

Reporting Currency and Foreign Currency Translation

Our functional and reporting currency is the U.S. dollar. Monetary assets and liabilities and liabilities denominated in foreign currencies are translated into U.S. dollars using exchange rates in effect at the balance sheet date. All other assets and liabilities are translated at the exchange rates prevailing at the date the assets were acquired or the liabilities incurred. Revenue and expense items are translated at the average exchange rate for the period. Foreign exchange gains and losses are included in the determination of the net income (loss) for the year.

Revenues

Pursuant to our collaboration agreement with Roche, commencing April 1, 2005, we earn a royalty based on an equal sharing of incremental net sales of CellCept in non-transplant indications above a negotiated baseline less a distribution fee, payable on a quarterly basis. This baseline is subject to an annual price index adjustment. Roche and Aspreva agreed that the baseline for 2006 would be CHF 130.5 million, after taking into account the price index adjustment and, for the time being, excluding Japan as a licensed territory under the agreement. The baseline will be set on an annual basis during the first quarter of each year.

Royalty revenue, net of value added taxes, is recognized in accordance with the provisions of the Security and Exchange Commission’s Staff Accounting Bulletin No. 104, Revenue Recognition. To summarize key requirements outlined in Staff Accounting Bulletin No. 104 relating specifically to CellCept:
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

We record all but CHF 4.0 million of the initial royalty payment as revenue within quarterly financial results. In subsequent quarters, consistent with the timing of the reconciliation described above, the remaining CHF 4.0 million of the royalty payment, as well as any additional payments to us or from us to Roche as a result of such reconciliation will be recorded in the period the reconciliation is completed. Thus, at any period end we carry a maximum of CHF 4.0 million for each quarter that has not then been reconciled, classified as unearned royalty advance on the balance sheet. As at December 31, 2006, there was CHF 8.0 million ($6.6 million) recorded in unearned royalties as the royalty revenue for the third and fourth quarters of 2006 have not been reconciled.

Stock-Based Compensation

Stock-based compensation expense, which is a non-cash charge, results in part from estimating the fair value of employee stock options granted using the Black-Scholes option pricing model. The exercise price for option grants are based on the market value of our common shares.

Effective January 1, 2006 we adopted Statement of Financial Accounting Standards SFAS 123(R), Share-based Payment, a revision of SFAS 123, using the modified prospective method to account for employee stock options. The Black-Scholes option pricing model requires the input of the fair value of our stock at the date of grant of the stock options as well as the input of several subjective assumptions including: the expected life of the option, the expected volatility at the time the options are granted, and the expected forfeiture rate at the time the options were granted. Our current estimate of expected stock price volatility is 70%, expected option life is five years, and expected forfeiture rate is 5%. The estimated grant date fair value of our options as calculated by the Black-Scholes option pricing model is amortized, using the accelerated method, over the vesting period, which is generally two to four years.

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

Included within the statements of operations are the following charges for stock-based compensation ($000s):

	For the year ended December 31,
	2006	2005	2004
	(in thousands of U.S. dollars)
Research and development	$2,708	$2,316	$600
Marketing, general and administrative	5,030	4,301	1,739
Interest and other expense	-	-	809
Total stock-based compensation	$7,738	$6,617	$3,148

We expect our stock-based compensation charges to increase as we expand our operations and hire new employees. These charges will increase our expenses and may decrease our earnings for the foreseeable future. As stock-based compensation is a non-cash charge it will not have any effect upon our liquidity or capital resources.

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

Deferred tax assets arise from timing differences, credits available for research and development and share issue costs. We anticipate utilizing the balance of our recognized deferred tax assets of $3.6 million as of December 31, 2006, comprised of Canadian tax credits, by 2010.

Deferred tax liabilities arise from timing differences and total $1.6 million.

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

Financial Operations and Overview

Presented below is a comparison of our results of operations for each of the years in the three year period ended December 31, 2006.

Revenue for 2006 was $214.8 million versus $76.5 million of revenue for 2005 and nil for 2004. Net income for 2006 was $124.2 million, or $3.49 per fully diluted share versus net income of $19.7 million, or $0.62 per fully diluted share for 2005, and a net loss of $22.5 million, or a loss of $1.86 per fully diluted share for 2004.

Royalty Revenue

In accordance with the terms of our agreement with Roche we earn a royalty based on an equal sharing of incremental net sales of CellCept in non-transplant indications above a negotiated baseline less a distribution fee, payable on a quarterly basis. This baseline was originally set in July 2003 at CHF 134 million, and is subject to an annual price index adjustment. Roche and Aspreva have reset the baseline to CHF 130.5 million for 2006, after taking into account the price index adjustment and, for the time being, excluding Japan as a licensed territory under the agreement.

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

The following summarizes the royalty revenue we have earned to date under our agreement with Roche:

	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005	Total 2005
	(in millions of U.S. dollars)
Initial quarterly payment less collar	$-	$14.7	$16.8	$39.0	$70.5
Reconciliation amount	-	-	-	6.0	6.0
Total royalty revenue	$-	$14.7	$16.8	$45.0	$76.5

	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006	Total, 2006
	(in millions of U.S. dollars)
Initial quarterly payment less collar	$46.5	$48.7	$47.1	$50.0	$192.3
Reconciliation amount	16.2	3.0	0.8	2.5	22.5
Total royalty revenue	$62.7	$51.7	$47.9	$52.5	$214.8

For 2006, we recorded royalty revenue of $214.8 million, of which $52.5 million was earned in the fourth quarter. Our fourth quarter 2006 revenue represents an increase over the fourth quarter 2005 revenue of $7.5 million and an increase of $4.6 million over the third quarter of 2006. Fourth quarter 2006 revenue includes the negative impact of foreign exchange and reconciliation payments to Roche. The reconciliation amount is in compliance with the terms of our collaboration agreement with Roche and the sales tracking methodology. We continue to expect that the reconciliation amounts will be well within the collar as stated in the agreement moving forward.

Our 2006 royalty revenue represents an increase over 2005 of $138.3 million. The increase is driven by the underlying growth in CellCept prescriptions as well as the annualization of the royalty stream. We believe continued strong underlying annual growth of CellCept prescriptions of approximately 15 to 20% will be realized in 2007. There were no royalty revenues recorded in 2004 as our entitlement under the Roche agreement commenced April 1, 2005.

In March 2006, Aspreva and Roche agreed to the final audited results for the net sales relating to the third quarter of 2005. The audit results were in excess of the CHF 4.0 million collar for the second consecutive quarter and, in accordance with our collaboration agreement, Roche and Aspreva agreed to settle this amount in full.

In 2006 and 2005, our only revenue was from our collaboration agreement with Roche. In 2006, we estimate that 51% of our revenue was derived from sales of CellCept in U.S. markets, 19% from major European markets (UK, Spain, Italy, France and Germany) and the remainder from rest of world markets.

Research and Development Expenses

From inception to December 31, 2006, we have incurred total research and development expenses of $89.6 million. Research and development expenses include clinical development expenditures for the use of CellCept to treat lupus nephritis, myasthenia gravis and pemphigus vulgaris; regulatory affairs expenses related to CellCept; sponsorship of preliminary studies of CellCept efficacy in multiple Investigator Initiated Trials (“IIT’s”); and expenses related to our business development team which is working to identify potential new drug opportunities. We expense research and development costs as they are incurred.

Clinical expenses primarily include clinical trial costs, salaries and related costs for clinical and regulatory personnel, supplies and materials, consultant services and facilities. Business development expenses primarily include salaries and related costs for business development personnel, and consultant services related to our efforts to identify other drug opportunities.

The following table shows historical allocation of research and development expenses:

	For the year ended December 31,
	2006	2005	2004
	(in thousands of US dollars)
Lupus nephritis	$23,927	$12,570	$4,905
Myasthenia gravis	11,987	11,326	2,196
Pemphigus vulgaris	3,399	3,280	1,314
Other	3,150	-	-
Clinical development expenditures	42,463	27,176	8,415
Business development	5,488	3,029	1,723
Total	$47,951	$30,205	$10,138

Research and development expenses were $48.0 million for 2006, compared to $30.2 million for 2005. The increase of $17.8 million was due to a $15.3 million increase in our clinical development programs and a $2.5 million increase in our business development operations. Clinical development costs increased as a result of: a $11.4 million increase in our lupus nephritis program costs reflecting the significant increase in recruitment activity since December 31, 2005 to achieve full enrolment as at September 30, 2006; a $661,000 increase in our myasthenia gravis program as a consequence of completing the project; a $119,000 increase in our pemphigus vulgaris program costs as the program matures; and $3.2 million increase in the funding of other programs including the potential utility for the use of CellCept in the treatment of other autoimmune diseases. These figures include an increase of $4.3 million in salaries and related costs as we continued to build out our global business development and clinical teams in our Canadian, European and U.S. offices. Stock-based compensation increased by $392,000 from the year ended December 31, 2005.

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

The total number of employees engaged in research and development increased from 24 at December 31, 2004 to 47 at December 31, 2005 and to 55 at December 31, 2006, which includes 12 in our business development function.
.
Clinical Development Expenses

A majority of our research and development expenditures to date have been related to the clinical development of CellCept for autoimmune indications. We currently have rights to one clinical product, CellCept, and are focused on the use of CellCept to treat two specific autoimmune indications: lupus nephritis and pemphigus vulgaris. A third development program in myasthenia gravis was discontinued in October 2006. In addition, we are sponsoring preliminary studies for the potential utility of CellCept in the treatment of diseases such as multiple sclerosis and cardiovascular disease in autoimmune patients.

We anticipate completing our phase III clinical trials for the use of CellCept in the induction phase of lupus nephritis in early 2007, and in the treatment of pemphigus vulgaris in 2008. However, we may not be able to complete our CellCept projects on schedule as our patient enrollment may be slower than expected, the results from a clinical trial may not be favorable, or the FDA or other regulatory agencies may require additional clinical trials. Further, data from clinical trials is subject to varying interpretation, and may be deemed insufficient by the regulatory agencies reviewing applications for marketing approvals. As such, clinical development and regulatory programs are subject to risks and changes that may significantly impact our expense projections and development timelines. Because of the numerous risks and potential changes associated with the development of CellCept, we are unable to estimate the exact amounts of capital outlays and operating expenditures associated with our current and anticipated clinical trials for the use of CellCept. Our capital outlays and operating expenditures for our clinical trials will depend on many factors, including, but not limited to:

•	the number of patients enrolled in the clinical trial;
•	the period of time over which the clinical trial is conducted;
•	follow-up observation and monitoring of such patients;
•	variability of costs associated with clinical investigators and third-party clinical research organizations; and
•	potential delays in the completion of the clinical trial.

For a more complete discussion of the risks and uncertainties associated with completing the development of our products, see the section entitled “Risk Factors - Risks Related to Regulatory Matters” under Item 1A of this Annual Report on Form 10-K. We expect our clinical development expenditures to increase significantly as we pursue regulatory approvals and progress through our two remaining phase III clinical trials for CellCept in lupus nephritis and pemphigus vulgaris. In addition to the clinical trials currently planned or in progress, we may elect to pursue additional clinical trials for CellCept in other indications which will increase our clinical trial expenditures. We may also initiate additional clinical trials as a result of any new indication partnerships we may enter into.

Marketing, General and Administrative Expenses

Marketing, general and administrative expenses consist primarily of costs and salaries associated with building our infrastructure, costs of general corporate activities, and salaries and related costs for personnel in executive, finance, accounting, corporate compliance and operational functions. Prior to regulatory approval of CellCept for any autoimmune indications, we limit our marketing activity to conducting extensive market research regarding specialty physician prescribing practices and product positioning, and undertaking a market preparation program. We currently are fielding a team of 12 field-based medical liaison physicians and other medical professionals in the U.S. and major EU markets who interact with potential future presenters and medical advisors to help us identify knowledge gaps in the potential use of CellCelpt and to assist us in our clinical development planning.

Marketing, general and administrative expenses were $38.8 million for 2006, compared to $29.2 million for 2005. The increase of $9.6 million was partially due to $3.3 million in additional salary and related expenses as we increased the number of employees undertaking marketing, general and administrative activities, including the continued build out of our European and U.S. operations. We incurred a $2.6 million increase related to market research and reimbursement studies and a $420,000 increase due to additional spending on educational symposia sponsorships, donations, and unrestricted grants for medical education programs. We incurred additional infrastructure costs of $1.0 million and our professional and consulting costs increased by $1.6 million related to our Sarbanes Oxley compliance program. In addition, stock-based compensation expense increased by $729,000.

Marketing, general and administrative expenses were $29.2 million for 2005, compared to $11.7 million for 2004. The increase of $17.5 million was partially due to $6.1 million in additional salary and related expenses as we increased the number of employees undertaking marketing, general and administrative activities, including the build out of our European and U.S. operations. We incurred a $3.0 million increase related to market research and reimbursement studies and a $3.5 million increase due to additional spending on educational symposia sponsorships, donations, and unrestricted grants for medical education programs. We also incurred a $1.0 million increase in costs associated with being a publicly-traded company, including directors & officers insurance premiums and higher professional fees. In addition, stock-based compensation expense increased by $2.6 million.

The number of our employees engaged in marketing, general and administrative activities increased from 29 at December 31, 2004 to 59 at December 31, 2005 and to 78 at December 31, 2006.

In 2006, our marketing costs (which included educational symposia sponsorships, donations and unrestricted grants for medical education programs) represented 53% of total marketing, general and administrative expenses. We expect our marketing expenses to continue to increase as we continue to build out our global operations. Our marketing program costs will increase significantly immediately prior to and after obtaining regulatory approvals. As our business grows, we expect to significantly leverage our current general and administrative infrastructure, although some additional costs are anticipated as we continue to build out our global operations.

Foreign Exchange Gain (Loss)

Foreign exchange gains were $1.1 million for 2006, compared to $161,000 for 2005. The net foreign exchange gains resulted from the recovery of the U.S. dollar against the Canadian dollar, British pound and Swiss franc.

Foreign exchange gains were $161,000 for 2005, compared to losses of $272,000 for 2004.

Interest and Other Income

Interest and other income was $9.7 million for 2006, compared to $3.0 million for 2005. The increase of $6.7 million was due to significantly higher investment balances resulting from cash flows from operations.

Interest and other income was $3.0 million for 2005, compared to $517,000 for 2004. The increase of $2.5 million was comprised of a $2.5 million increase in interest income due to significantly higher investment balances resulting from our initial public offering in March 2005.

Interest and Other Expense

Interest and other expense was $40,000 for 2006, $53,000 for 2005 and $870,000 for 2004. Interest and other expense for 2004 included $809,000 relating to a finance charge recorded on the issuance of warrants; there was no corresponding charge in 2006 or 2005.

Income Taxes

The provision for income taxes was $14.7 million for the year ended December 31, 2006, compared to $506,000 in 2005 and nil in 2004.

The 2006 provision for income taxes represents an effective global tax rate of 10.6% for the period. The difference between the effective tax rate and the statutory Canadian federal income tax rate of 34.1% relates to significant profit in our Swiss subsidiary with favourable foreign tax rates, changes in our future income tax valuation allowance and utilization of tax pools. The year ended December 31, 2005 was our first year of profitability. Our provision for current taxes was $2.5 million for 2005 compared to a provision of nil for 2004. For 2005, our effective tax rate of 2.5% was due to the utilization of prior year tax losses and changes to the valuation allowance.

We expect our global structure to yield an effective tax rate of less than 15% going forward.

Liquidity and Capital Resources

Sources of Liquidity

We commenced operations in December 2001 and incurred substantial losses from inception through March 31, 2005. On March 4, 2005, we completed our initial public offering of 8,280,000 common shares which raised net proceeds of $82.3 million. As of December 31, 2006, we had retained earnings of $118.6 million and had $259.9 million in cash, cash equivalents and marketable securities.

We expect to continue to devote substantial resources to continue the development of CellCept for the treatment of lupus nephritis and pemphigus vulgaris, and to continue to pursue other new drug opportunities. The investment in CellCept development includes funding phase III clinical trials as well as regulatory expenses to support approval. In addition, we are expanding our infrastructure to prepare for the potential commercialization of CellCept for these indications.

We expect that our available cash resources, and the revenue from our agreement with Roche, will be sufficient to support our operations for at least 12 months; however, if we pursue new indications for CellCept or pursue other drug opportunities, we may need to raise additional external funds through the sale of additional equity or debt securities. The sale of additional equity and debt securities may result in additional dilution to our shareholders. Additional financing may not be available in amounts or on terms acceptable to us or at all. If we are unable to obtain this additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned research, development and commercialization activities, which could harm our business.

Cash Flows

Operating Activities

Net cash from operating activities was $145.6 million for 2006, compared to net cash used in operating activities of $5.9 million for 2005. The increase of $151.5 million in net cash from operating activities reflects an increase of $104.5 million in net income, an increase of $4.3 million in non-cash expenses, such as stock-based compensation and deferred taxes, a $33.9 million net decrease due to accounts receivable and an $8.1 million increase in accounts payable, income taxes payable and accrued liabilities.

Net cash used in operating activities was $5.9 million and $15.4 million for 2005 and 2004, respectively. The decrease of $9.5 million in net cash used in operating activities reflects an increase of $42.2 million in net income and an increase of $3.5 million in non-cash stock-based compensation offset by the increase in receivables from the fourth quarter royalty payment from Roche.

Investing Activities

Net cash used in investing activities was $115.0 million and $65.3 million for 2006 and 2005, respectively. Purchases of investments in marketable securities during 2006 of  $336.6 million were partially offset by proceeds from sales of short-term investments in marketable securities of $224.5 million. The net increase in marketable securities of $112.1 million in 2006 was due the net cash flows provided by operating activities.

Net cash used in investing activities was $65.3 million and $30.8 million for 2005 and 2004, respectively. Purchases of investments in marketable securities during 2005 were $218.5 million, and were mostly offset by proceeds from sales of short-term investments in marketable securities of $154.2 million. The cash flow available for investment was due to the reinvestment of proceeds from our initial public offering as well as receipt of our second and third quarter royalty payments from Roche.

Our investment in marketable securities comprised of high quality, liquid government bonds, treasury bills, certificates of deposit and investment grade commercial paper which generally mature within one year. As at December 31, 2006, the maturity date of investments range from January 2007 to May 2011. These investments are recorded at fair value with a corresponding net unrealized gain of $96,000 in 2006 and a net unrealized loss of $147,000 in 2005 as follows:

	Cost	Accrued interest	Gross unrealized gains	Gross unrealized losses	Approximate market and carrying value
		(in thousands of U.S. dollars)
December 31, 2006	$208,762	$1,820	$153	$(57)	$210,678
December 31, 2005	$96,687	$740	$2	$(149)	$97,280

Available-for-sale debt securities are comprised of highly liquid government bonds, treasury bills, certificates of deposit and investment grade commercial paper with an average fixed interest rate of 5.0% (December 31, 2005 - 3.8%) and maturities to May 2011 (December 31, 2005 - maturities to October 2010). Included in short-term investments at December 31, 2006 are investments of nil denominated in Canadian dollars (December 31, 2005 - $201,000 (C$233,000)).

The cost and approximate market value of available for sale debt securities by contractual maturity, as at December 31, 2006 and 2005 are as follows:

	Cost	Approximate market and carrying value
	(in thousands of U.S. dollars)
December 31, 2006
Less than one year	$170,163	$171,750
Due after one year through five years	38,599	38,928
	$208,762	$210,678

December 31, 2005
Less than one year	$75,394	$75,962
Due after one year through five years	21,293	21,318
	$96,687	$97,280

Financing Activities

Net cash provided by financing activities was $3.8 million for 2006, and was comprised of the exercise of warrants and employee stock options. Partially offsetting these proceeds was the $441,000 used for the repayment of asset lease obligations.

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

Hedging Activities

We utilize a hedging program to manage our exposure to the impact of foreign currency exchange rate fluctuations on our revenue and expenditure cash flows. The program is governed by a hedging policy approved by our Board of Directors and limits the use of derivatives to simple foreign exchange forward contracts and noon average rate contracts. The contracts are intended to protect against changes in the value of the U.S. dollar relative to other currencies. The policy limits the hedged amount between 40% and 80% of forecasted revenue and 60% to 80% of forecasted expenditures in foreign currencies. Our hedges are initiated on a regular basis to maintain a rolling twelve months of hedge position.

We use derivative financial instruments to hedge our royalty revenue. Our royalty payments are received from Roche in Swiss francs, or CHF on a quarterly basis 45 days after each quarter end. Sales of CellCept are denominated in multi-currencies and are converted to CHF by Roche for the purpose of calculating amounts to be paid to us. To the extent the Swiss franc increases in value relative to these other currencies, the total aggregate CHF value of CellCept sales decreases and the amount that we are entitled to may be reduced. To mitigate this risk, at the beginning of each quarter, we enter into noon average rate contracts, or NARCs, to sell U.S. dollars and Euros and buy CHF. The NARCs are designed to hedge our direct exposures of forecasted transactions and pursuant to SFAS No. 133 qualify as cash flow hedges. Forward contracts to sell CHF are entered with settlement dates that coincide with the date we receive our royalty payments from Roche. The forward contracts entered into are based on forecasts and as such they are initially designated as cash flow hedges. For the period from the quarter end to the settlement date, the hedges are re-designated and are treated as fair value hedges. Any change in value between quarter end and settlement date is recorded in foreign exchange gain (loss).

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

The fair value of the derivative financial instruments is the estimated amount that we would receive or pay to terminate a contract at the reporting date. At December 31, 2006 the amount we would pay to terminate all open contracts is $1.5 million.

For additional information regarding our hedging activities please see Note 11 of Notes to Consolicated Financial Statements included under “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Contractual Obligations and Commitments

The following table summarizes our outstanding contractual obligations as of December 31, 2006 and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
	(in thousands of U.S. dollars)
Capital Leases	$431	339	92	-	-
Operating Leases	$3,007	748	1,515	744	-
Total	$3,438	1,087	1,607	744	-

The table above reflects only payment obligations that are fixed and determinable. Our contractual obligations relate to capital lease obligations and operating leases for our facilities and equipment. As security for performance of our capital lease obligations we have issued letters of credit totaling of $87,000. Additionally, a letter of credit of $372,000 has been issued as part of the lease for our New Jersey office.

We also have agreements with clinical sites, and contract research organizations for the conduct of our clinical trials. We make payments to these sites and organizations based upon the number of patients enrolled and the period of follow-up in the trials. At December 31, 2006 we have commitments to these groups amounting to $27.7 million. In addition we have contractual commitments for IITs totaling $2.0 million.

Credit Facilities

We have various agreements with a Canadian chartered bank providing for revolving demand facilities and a lease line in the aggregate amount of $3.6 million. As of December 31, 2006 we had $791,000 of outstanding indebtedness under our credit facilities. The Canadian chartered bank may cancel or restrict the availability of any unutilized portion of our facilities at any time and from time to time without notice. Our credit facilities are secured by a security agreement constituting a first ranking security interest in all our personal property.

Inflation

We do not believe that inflation has had a material impact on our business and operating results during 2006, 2005 and 2004.

Related Party Transactions

For a description of our related party transactions, see Note 15 of Notes to Consolidated Financial Statements included under “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

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

Interest Rate Risk

Our material interest-bearing assets consisted of cash, cash equivalents and marketable securities. The balance of our interest-bearing portfolio, including cash, cash equivalents and investments, was $259.9 million or 79.5% of total assets at December 31, 2006. Interest income related to this portfolio was $9.7 million in 2006. Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest-bearing portfolio.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Aspreva Pharmaceuticals Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Aspreva Pharmaceuticals Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Aspreva Pharmaceuticals Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Aspreva Pharmaceuticals Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Aspreva Pharmaceuticals Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 of Aspreva Pharmaceuticals Corporation and our report dated February 7, 2007 expressed an unqualified opinion thereon.

Vancouver, Canada	/s/ Ernst & Young LLP
February 7, 2007	Chartered Accountants

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Aspreva Pharmaceuticals Corporation

We have audited the accompanying consolidated balance sheets of Aspreva Pharmaceuticals Corporation as of December 31, 2006 and 2005 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aspreva Pharmaceuticals Corporation at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Aspreva Pharmaceuticals Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 7, 2007 expressed an unqualified opinion thereon.

Vancouver, Canada	/s/ Ernst & Young LLP
February 7, 2007	Chartered Accountants

ASPREVA PHARMACEUTICALS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands of U.S. dollars)

	December 31,
	2006	2005
ASSETS (Note 7)
Current
Cash and cash equivalents	$49,217	$14,759
Restricted cash (Note 4)	731	716
Marketable securities (Note 3)	210,678	97,280
Accounts receivable	57,426	48,246
Prepaid expenses	394	2,005
Deferred income tax asset (Note 12)	2,142	1,896
Foreign currency contracts (Note 11)	298	2,535

Total current assets	320,886	167,437

Property and equipment, net (Note 5)	4,736	2,687
Deferred income tax asset (Note 12)	1,435	2,889

TOTAL ASSETS	$327,057	$173,013

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current
Accounts payable	$14,279	$8,463
Income taxes payable	11,769	506
Accrued liabilities (Notes 6 and 15)	8,604	8,300
Foreign currency contracts (Note 11)	1,695	158
Unearned royalty advance	6,559	6,079
Current portion under capital leases (Note 8)	329	441
Current portion of deferred lease inducement	130	121
Deferred income tax liability (Note 12)	742	-

Total current liabilities	44,107	24,068

Long-term portion under capital leases (Note 8)	91	419
Long-term portion of deferred lease inducement	391	480
Deferred income tax liability (Note 12)	830	-

Total liabilities	45,419	24,967

Commitments and contingencies (Note 16)

Shareholders’ equity
Common shares (Note 9)
Authorized: unlimited
Issued and outstanding	150,815	142,464
December 31, 2006 - 35,159,619
December 31, 2005 - 34,156,231
Additional paid-in capital	13,049	9,618
Retained earnings (deficit)	118,625	(5,531)
Accumulated other comprehensive income (loss)	(851)	1,495

Total shareholders’ equity	281,638	148,046

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$327,057	$173,013

See accompanying notes to consolidated financial statements.

ASPREVA PHARMACEUTICALS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands of U.S. dollars, except per share amounts)

	Year Ended December 31,
	2006	2005	2004
Royalty revenue (Note 14)	$214,784	$76,480	$-

Expenses
Research and development (Note 17)	47,951	30,205	10,138
Marketing, general and administrative (Note 15)	38,793	29,233	11,730

	86,744	59,438	21,868

Operating income (loss)	128,040	17,042	(21,868)

Other income (expense)
Foreign exchange gain (loss)	1,096	161	(272)
Interest and other income	9,728	3,023	517
Interest and other expense	(40)	(53)	(870)

Total other income (expense)	10,784	3,131	(625)

Income (loss) before income taxes	138,824	20,173	(22,493)

Income tax expense (recovery) (Note 12)
Current	11,495	2,529	-
Deferred	3,173	(2,023)	-

	14,668	506	-

Net income (loss)	$124,156	$19,667	$(22,493)

Net income (loss) per common share (Note 10)
Basic	$3.57	$0.65	$(1.86)
Diluted	$3.49	$0.62	$(1.86)

  See accompanying notes to consolidated financial statements.

ASPREVA PHARMACEUTICALS CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands of U.S. dollars)

				Accumulated	Compre-		Total
	Number		Additional	Other	hensive	Retained	Shareholders’
	of Common	Common	Paid-In	Comprehensive	Income	Earnings	Equity
	Shares	Shares	Capital	Income (Loss)	(Loss)	( Deficit)	(Deficiency)
Balance, December 31, 2003	11,879,343	$1,129	$163	$(36)		$(2,705)	$(1,449)
Shares issued on conversion of promissory notes	1,151,896	4,093	-	-	-	-	4,093
Shares issued on exercise of options	14,267	10	-	-	-	-	10
Shares distributed to employee from the Trust	25,680	-	-	-	-	-	-
Stock-based compensation expense	-	-	3,148	-	-	-	3,148
Unrealized gain on marketable securities	-	-	-	1	1	-	1
Net loss	-	-	-	-	(22,493)	(22,493)	(22,493)
Comprehensive loss for the year					$(22,492)
Balance, December 31, 2004	13,071,186	$5,232	$3,311	$(35)		$(25,198)	$(16,690)
Shares issued on conversion of preferred shares	12,677,192	49,341	-	-	-	-	49,341
Net proceeds from initial public offering	8,280,000	82,294	-	-	-	-	82,294
Income tax benefit on share issue costs	-	4,897	-	-	-	-	4,897
Shares issued on exercise of stock options	92,183	447	(202)	-	-	-	245
Shares issued on exercise of warrants	35,670	253	(108)	-	-	-	145
Stock-based compensation expense	-	-	6,617	-	-	-	6,617
Unrealized gain on derivative financial instruments, net of tax	-	-	-	1,630	1,630	-	1,630
Reclassification of unrealized gain on marketable securities, net of tax	-	-	-	(1)	(1)	-	(1)
Unrealized loss on marketable securities, net of tax	-	-	-	(99)	(99)	-	(99)
Net income	-	-	-		19,667	19,667	19,667
Comprehensive income for the year					$21,197
Balance, December 31, 2005	34,156,231	$142,464	$9,618	$1,495		$(5,531)	$148,046
Shares issued on exercise of stock options	811,611	7,032	(4,004)	-	-	-	3,028
Shares issued on exercise of warrants	191,777	1,491	(675)	-	-	-	816
Stock-based compensation expense	-	-	7,738	-	-	-	7,738
Share issue costs, net of tax	-	(172)	-	-	-	-	(172)
Income tax benefit from exercise of stock options	-	-	372	-	-	-	372
Reclassification of unrealized gain on derivative financial instruments, net of tax	-	-	-	(1,630)	(1,630)	-	(1,630)
Unrealized loss on derivative financial instruments, net of tax	-	-	-	(900)	(900)	-	(900)
Reclassification of unrealized loss on marketable securities, net of tax	-	-	-	42	42	-	42
Unrealized gain on marketable securities, net of tax	-	-	-	142	142	-	142
Net income	-	-	-	-	124,156	124,156	124,156
Comprehensive income for the year					$121,810
Balance, December 31, 2006	35,159,619	$150,815	$13,049	$(851)		$118,625	$281,638

See accompanying notes to consolidated financial statements.

ASPREVA PHARMACEUTICALS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of U.S. dollars)

	Year Ended December 31,
	2006	2005	2004
Operating Activities
Net income (loss)	$124,156	$19,667	$(22,493)
Adjustment to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	701	497	324
Deferred taxes	3,173	-	-
Stock-based compensation	7,738	6,617	3,148
Net change in non-cash working capital items related to operations:
Accounts receivable	(9,268)	(43,219)	(358)
Investment tax credits receivable	-	261	(134)
Prepaid expenses	1,611	881	(2,792)
Deposits	(15)	(366)	(83)
Accounts payable	6,344	5,265	2,740
Income taxes payable	10,891	506	-
Accrued liabilities	304	4,006	4,194

Net cash flows provided by (used in) operating activities	145,635	(5,885)	(15,454)

Investing Activities
Purchases of marketable securities	(336,562)	(218,529)	(175,764)
Redemptions of marketable securities	224,488	154,171	146,003
Purchase of property and equipment	(2,878)	(895)	(1,009)

Net cash flows (used in) investing activities	(114,952)	(65,253)	(30,770)

Financing Activities
Bank indebtedness	-	-	231
Issuance of preferred shares	-	-	53,000
Issuance of common shares	3,844	92,121	10
Share issue costs	-	(9,246)	(3,743)
Excess tax benefit from exercise of stock options	372	-	-
Payments on capital lease obligations	(441)	(484)	(132)

Net cash flows provided by financing activities	3,775	82,391	49,366

Effect of exchange rate changes on cash and cash equivalents	-	(1)	214

Net increase in cash and cash equivalents	34,458	11,252	3,356

Cash and cash equivalents, beginning of the year	14,759	3,507	151

Cash and cash equivalents, end of the year	$49,217	$14,759	$3,507

See accompanying notes to consolidated financial statements.

ASPREVA PHARMACEUTICALS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all tabular amounts in thousands of U.S. dollars other than share or per share data or unless otherwise stated)
December 31, 2006

1.     Nature of Business and Basis of Presentation

Unless the context otherwise required, all references to “Aspreva”, “we”, “our” and “us” refer to Aspreva Pharmaceuticals Corporation and its subsidiaries.

Overview and Basis of Presentation
Aspreva was incorporated on December 20, 2001 under the Canada Business Corporation Act and continued under the Business Corporations Act (British Columbia) on November 19, 2004. Aspreva’s principal business is to identify, develop and, upon approval, commercialize existing approved drugs and drug candidates for new indications for patients living with less common diseases.

These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles and, unless otherwise noted, are stated in U.S. dollars, which is Aspreva’s functional currency.

2.     Significant Accounting Policies

Principles of Consolidation
These consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated.

Use of Estimates
The preparation of the consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management bases its estimates and assumptions on methodologies it believes to be reasonable. Significant estimates are used for, but not limited to, valuation of long-lived assets, calculation of stock-based compensation expense, assessment of clinical trial expense accruals, and income taxes. Actual results could differ from those estimates.

Revenue Recognition
In accordance with the terms of our agreement with Hoffmann - La Roche Inc. and F. Hoffmann - La Roche Ltd, collectively “Roche”, we earn a royalty based on an equal sharing of incremental net sales of CellCept in non-transplant indications above a negotiated baseline less a distribution fee, payable on a quarterly basis. This baseline is subject to an annual price index adjustment. Royalty revenue is recognized net of value added tax in accordance with the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, (“SAB 104”), Revenue Recognition, which sets forth criteria that must be met in order to recognize revenue: (i) there is persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectibility is reasonably assured.

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

This reconciliation process is undertaken quarterly, based on the most recent available audit information, and limits reconciliation payments to either Roche or Aspreva to a maximum amount of 4.0 million Swiss Francs (“CHF”) per quarter.

Cash and Cash Equivalents

All highly-liquid investments with a maturity date of 90 days or less when purchased are classified as cash equivalents.

Marketable Securities

Excess cash is invested in highly liquid government bonds, treasury bills, certificates of deposit and investment grade commercial paper. Marketable securities with maturities greater than 90 days are considered available-for-sale and are carried at fair value with unrealized gains and losses net of tax, if any, reported as accumulated other comprehensive income or loss. Realized gains and losses on the sale or redemption of these securities are recognized in net income or loss.

Concentration of Credit Risk

We are exposed to credit risk associated with cash equivalents, marketable securities, foreign currency derivatives, and accounts receivable. We don’t believe that our cash equivalents, marketable securities, or foreign currency derivatives present significant credit risks, because the counterparties to the instruments consist of major financial institutions, and we manage the notional amount of contracts entered into with any counterparty. Substantially all accounts receivable balances are derived from our collaboration agreement with Roche and are not considered to pose significant credit risk.

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

Derivative Instruments

Statement of Financial Accounting Standards No. 133 (“SFAS 133”) “Accounting for Derivative Instruments and Hedging Activities”, which was amended in June 2000 by SFAS 138 and in May 2003 by SFAS 149, establishes accounting and reporting standards for derivative instruments and hedging activities.

Derivative instruments are recorded as assets or liabilities, measured at fair value. Derivatives that are not hedges or are not designated as hedges are adjusted to fair value through income. If the derivative is a hedge, depending upon the nature of the hedge, changes in the fair value of the derivatives are either offset against the fair value of assets, liabilities or firm commitments through income, or recognized in other comprehensive income (loss) until the hedged item is recognized in income. The ineffective portion of a derivative’s change in fair value is immediately recognized in income (see Note 11).

Income Taxes

Income taxes are accounted for under the liability method. Deferred tax assets and liabilities are recognized for the differences between the financial statement and income tax bases of assets and liabilities, and for operating losses and tax credit carry forwards. A valuation allowance is provided for the portion of deferred tax assets that is more likely than not to be unrealized. Deferred tax assets and liabilities are measured using enacted tax rates and laws.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is provided on a declining balance basis over the estimated useful lives of the assets at the following annual rates:

Computer hardware	30%
Computer software	50%
Furniture and fixtures	20%
Office equipment	30%

Leasehold improvements are amortized on a straight-line basis over the term of the lease.

Long-lived Assets

Long-lived assets comprise property and equipment. The carrying value of long-lived assets is reviewed for impairment whenever events or circumstances indicate that the assets may not be recoverable. The assessment of possible impairment is based on the ability to recover the asset from the expected future undiscounted cash flows from the asset. If the expected future undiscounted cash flows are less than the carrying amount of the asset, then the carrying amount of the asset is written down to its fair value based on the related estimated discounted future cash flows.

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

Research and Development Costs

Research and development costs, which include clinical and regulatory activities, are expensed as incurred, net of related refundable investment tax credits.

Clinical Trial Expenses

Clinical trial expenses are a component of research and development costs. These expenses include fees paid to contract research organizations and investigators and other service providers, which conduct certain product development activities on our behalf. We use an accrual basis of accounting, based upon estimates of the amount of service completed. In the event payments differ from the amount of service completed, prepaid expense or accrued liabilities amounts are adjusted on the balance sheet. These expenses are based on estimates of the work performed under service agreements, milestones achieved, patient enrolment and experience with similar contracts. We monitor each of these factors to the extent possible and adjust estimates accordingly.

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

Stock-Based Compensation

Effective January 1, 2006, Aspreva adopted Statement of Financial Accounting Standards No. 123 (revised 2004), or SFAS 123(R)), Share Based Payment, which supersedes our previous accounting under Statement No. 123, or SFAS 123, Accounting for Stock-Based Compensation. SFAS 123 (R) requires the recognition of compensation expense, using a fair-value based method, for costs related to all share-based payments to employees, including grants of stock options. SFAS 123 (R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The Black-Scholes option-pricing model is used to determine the fair value for our awards. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the service period in the statement of income. SFAS 123 (R) was adopted using the modified prospective transition method which recognizes the grant-date fair value of compensation for new and unvested awards beginning in the fiscal period in which the recognition provisions are first applied. The modified prospective transition method does not require the restatement of prior periods to reflect the impact of SFAS 123 (R). Adoption of SFAS 123 (R) did not have a significant impact on our financial position or consolidated statement of income.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) consists of unrealized gains (loss) on derivative instruments and unrealized gains and losses on our available-for-sale marketable securities. Components of comprehensive income (loss) are reported in the statement of shareholders’ equity.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board, or FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognizing, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings or deficit at January 1, 2007. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

3.     Financial Instruments and Risks

(a) Fair Value

The carrying amounts of financial instruments represented by cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments. The carrying value of the capital lease obligations approximate fair value based on current market rates.

Marketable Securities

Our investment in marketable securities is comprised of high quality, liquid government bonds, treasury bills, certificates of deposit and investment grade commercial paper which generally mature within one year. As at December 31, 2006, the maturity date of investments range from January 2007 to May 2011. These investments are recorded at fair value with a corresponding net unrealized gain of $96,000 ($86,000 net of tax) in 2006 and a net unrealized loss of $147,000 ($99,000 net of tax) in 2005 as follows:

Available for sale debt securities

	Cost	Accrued interest	Gross unrealized gains	Gross unrealized losses	Approximate market and carrying value
December 31, 2006	$208,762	$1,820	$153	$(57)	$210,678
December 31, 2005	$96,687	$740	$2	$(149)	$97,280

Available for sale debt securities are comprised of highly liquid government bonds, treasury bills, certificates of deposit and investment grade commercial paper with an average fixed interest rate of 5.0% (December 31, 2005 - 3.8%) and maturities to May 2011 (December 31, 2005 - maturities to October 2010). Included in marketable securities at December 31, 2006 are investments of nil (December 31, 2005 - $201,000 (C$233,000)) denominated in Canadian dollars.

Included in cash and cash equivalents are marketable securities of $44.2 million (2005 - $7.6 million) comprising treasury bills and investment grade commercial paper with an average yield as at December 31, 2006 of 5.47% (2005 - $4.06%).

The cost and approximate market value of available for sale debt securities by contractual maturity, as at December 31, 2006 and 2005 are as follows:

	Cost	Approximate market and carrying value
December 31, 2006
Less than one year	$170,163	$171,750
Due after one year through five years	38,599	38,928
	$208,762	$210,678

December 31, 2005
Less than one year	$75,394	$75,962
Due after one year through five years	21,293	21,318
	$96,687	$97,280

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

4.     Restricted Cash

As at December 31, 2006, we had $731,000 (C$851,000) (December 31, 2005 - $716,000 (C$834,000)) on deposit as collateral for a corporate travel and credit card program, which can be cancelled at any time.

5.     Property and Equipment

		Accumulated	Net Book
	Cost	Depreciation	Value
December 31, 2006
Computer hardware	$1,856	$539	$1,317
Computer software	601	168	433
Furniture and fixtures	1,082	225	857
Office equipment	262	115	147
Leasehold improvements	1,663	262	1,401
Assets under capital leases:
Leasehold improvements	552	204	348
Furniture and fixtures	404	171	233
	$6,420	$1,684	$4,736

December 31, 2005
Computer hardware	$867	$288	$579
Computer software	217	120	97
Furniture and fixtures	560	80	480
Office equipment	239	60	179
Leasehold improvements	704	70	634
Assets under capital leases:
Leasehold improvements	552	125	427
Furniture and fixtures	404	113	291
	$3,543	$856	$2,687

6.     Accrued Liabilities

	December 31,
	2006	2005
Accrued employee compensation	$3,146	$2,609
Accrued research and development expenses	4,558	4,657
Accrued professional fees	781	727
Other accrued liabilities	119	307
	$8,604	$8,300

7.     Credit Facilities

Our credit facilities with a Canadian chartered bank provide a $400,000 and a C$500,000 revolving demand facilities, a $400,000 and a C$600,000 revolving demand facility by way of letters of credit or guarantee, a C$2,000,000 lease line of credit and a C$200,000 corporate credit card facility. The aggregate amount outstanding under the lease line of credit and the C$600,000 revolving demand facility cannot exceed C$2,000,000. The $400,000 and C$500,000 revolving demand facilities bear interest at the bank’s U.S. base rate plus 0.125% and the bank’s Canadian prime rate plus 0.125% per annum, respectively. The bank’s prime rates for the U.S. and Canadian facilities at December 31, 2006 were 8.25% and 6.00%, respectively (December 31, 2005 - 7.25% and 5%).

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

As at December 31, 2006, we have drawn on the revolving demand facility by issuing letters of guarantee and credit amounting to $791,000 in respect of leased premises and equipment.

8.     Capital Leases

We entered into the following capital leases for furniture and equipment and leasehold improvements for which the minimum annual payments are as follows:

For the year ended December 31:
2007	$339
2008	92
Total minimum lease payments	431
Less amounts representing interest (at rates ranging from 4.3%-5.6%)	(11)
Present value of net minimum capital lease payments	420
Current portion under capital leases	(329)
$91

Interest expense of $32,000 relating to capital leases has been included in interest expense for the year ended December 31, 2006; (2005 - $46,000).

9.     Common Shares

All share and per share amounts have been adjusted to reflect a 1.284-for-1 share split that was approved by the Board of Directors on January 21, 2005 and became effective on February 8, 2005.

(a) Authorized

 Unlimited number of voting common shares, without par value.

(b) Stock Purchase Plan Trust

In 2002, we established the 2002 Aspreva Incentive Stock Purchase Plan Trust (the “Trust”), for the purpose of distributing common shares to officers, directors, employees and consultants. The fair value of the common shares distributed to the Trust participants is being expensed over the vesting period with a corresponding credit to additional paid-in capital. Stock-based compensation related to the Trust shares amounted to $160,000, $204,000 and $348,000 for 2006, 2005 and 2004, respectively. As of December 31, 2006, a total of 1,284,000 common shares had been distributed and no shares remained available for distribution under the Trust.

(c) Incentive Stock Option Plan

We have a stock option plan, the Aspreva 2002 Incentive Stock Option Plan, or the Plan. The Plan has been amended since its adoption, most recently in May 2006, to increase the number of common shares reserved for issuance to directors, officers, employees and consultants to 4,031,000. The exercise price of the options is determined by the Board (or a committee thereof) and is equal to the fair value of the shares at the grant date. The stock options typically have a ten year term and vest ratably over a period of two to four years from the date of grant. As at December 31, 2006, a total of 1,101,569 common shares were available for future grants. The stock options expire at various dates from September 2013 to September 2016. We issue new shares to satisfy stock option exercises.

Included within the statements of operations are the following charges for stock-based compensation:

	For the year ended December 31,
	2006	2005	2004
Research and development	$2,708	$2,316	$600
Marketing, general and administrative	5,030	4,301	1,739
Interest and other expense	-	-	809
Total stock-based compensation	$7,738	$6,617	$3,148

We measure stock-based awards using the Black-Scholes option pricing model and amortize the fair value of granted stock options to the consolidated statement of operations over the vesting period of the options using the accelerated method. We estimated the fair value of options using the following assumptions:

	For the year ended December 31,
	2006	2005	2004
Expected stock price volatility	70.0%	75.8%	150%
Average risk-free interest rate	4.0%	4.0%	4.0%
Expected option life in years	5.0 years	5.2 years	8.0 years
Dividend yield	0.0%	0.0%	0.0%

Given our short history we do not have sufficient historical data to determine volatility, therefore our expected volatility is based on comparable companies’ historical stock prices. Effective April 2005, as provided in Staff Accounting Bulletin No. 107 our computation of expected option life, has been calculated to be the mid-point between the vesting date and the end of the contractual period.

We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods on a cumulative basis in the period the estimated forfeiture rate changes. Based on historical experience, we have assumed an annualized forfeiture rate of 5% for our stock options. Effective April 2005, as provided by SFAS 123 (R), previously recorded stock-based compensation expense totaling $0.8 million was reversed in the year ended December 31, 2006 to reflect the impact of actual stock option forfeitures within the period.

Stock option transactions and the number of stock options outstanding are summarized below:

	Number of	Weighted	Weighted Average
	Optioned	Average	Remaining	Aggregate
	Common	Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value
Exercisable in Canadian dollars
Outstanding at December 31, 2003	417,300	$0.78
Options granted	1,499,712	5.60
Options forfeited	(17,833)	0.78
Options exercised	(14,267)	0.78
Outstanding at December 31, 2004	1,884,912	4.61
Options granted	546,899	15.96
Options forfeited	(68,052)	5.60
Options exercised	(92,183)	3.08
Outstanding at December 31, 2005	2,271,576	$7.38
Options granted	967,500	29.88
Options forfeited	(416,094)	14.88
Options exercised	(811,611)	4.25
Outstanding at December 31, 2006	2,011,371	$17.92	8.0	$17,132
Exercisable at December 31, 2006	608,648	$12.38	8.6	$7,724

Net cash proceeds from the exercise of stock options and warrants was $3.8 million and $390,000 for the years ended December 31, 2006 and 2005, respectively.

The intrinsic value of stock options exercised during the years ended December 31, 2006 and 2005 was $16.7 million and $1.0 million, respectively.

The estimated grant date fair value of stock options vested during the years ended December 31, 2006 and 2005 was $6.7 million and $2.1 million, respectively.

The weighted average estimated fair value of stock options granted during the years ended December 31, 2006 and 2005 was $15.94 and $8.71 per share, respectively, based on the assumptions in the Black-Scholes valuation model discussed above.

The unamortized amount of stock-based compensation relating to unvested stock options granted as at December 31, 2006 is $10.9 million, which will be amortized over the weighted average period of 2.7 years.

The following table summarizes information regarding options outstanding at December 31, 2006:

	Options Outstanding			Options Exercisable
	Weighted	Number of	Average Remaining	Number of	Weighted
	Average	Common Shares	Contractual Life	Common Shares	Average
Price Range	Exercise Price	Issuable	(Years)	Issuable	Exercise Price
(Exercisable in Canadian dollars)
$0.78	$0.78	13,260	6.7	13,260	$0.78
$5.60 - $7.79	$5.70	747,996	7.7	350,562	$5.63
$14.95 - $17.45	$16.61	419,293	8.6	140,754	$17.16
$27.57 - $33.13	$29.85	830,822	9.3	104,072	$30.11
$0.78 - $33.13	$17.92	2,011,371	8.6	608,648	$12.38

(d) Warrants

In March 2004, we issued warrants entitling the holders to acquire 230,360 common shares at an exercise price of Cdn$4.76 per share. A total of 227,447 warrants were exercised and the remaining 2,913 warrants have expired unexercised.

(e) Reserved Shares

Common shares have been reserved for future issuance as follows:

	December 31,
	2006	2005
Exercise of outstanding warrants	-	194,690
Stock option plans:
Exercise of outstanding options	2,011,371	2,271,576
Available for future grants	1,101,569	1,152,975
Total	3,112,940	3,619,241

(f) Shareholder Rights Plan

A shareholder rights plan (the “Rights Plan”) is in place which gives each common shareholder one right to acquire, under certain conditions, Aspreva common shares at a 50% discount to the market upon a person or group of persons acquiring 20% or more of our common shares. The rights are not exercisable in the event of a Permitted Bid as defined in the Rights Plan. The rights will terminate at the close of business on February 4, 2015 unless earlier redeemed by Aspreva, provided that all outstanding rights will terminate on the date of our 2010 annual general meeting of shareholders unless the Rights Plan is reconfirmed by our shareholders at that meeting.

(g) Convertible Redeemable Preferred Shares

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

10.     Income (Loss) per Common Share

The denominators for basic and diluted net income (loss) per common share for the years ended December 31, 2006, 2005 and 2004 were calculated as follows:

	For the year ended December 31,
	2006	2005	2004
Weighted average shares outstanding used for basic net income (loss) per common share	34,756,800	30,444,716	12,094,525
Effect of dilutive stock options	777,674	1,294,678	-
Effect of dilutive warrants	72,460	153,311	-
Weighted average shares outstanding used for diluted net income (loss) per common share	35,606,934	31,892,705	12,094,525

Diluted net loss per common share is equivalent to basic net loss per common share for the year ended December 31, 2004, as the outstanding options, warrants and Preferred Shares are anti-dilutive to loss per common share. Due to their anti-dilutive nature, the following potentially issuable shares were omitted from the calculation of diluted net income (loss) per common share for these periods:

	December 31,
	2006	2005	2004
Stock Options	591,500	213,997	1,884,912
Warrants	-	-	230,360
Preferred Shares	-	-	12,677,192
Total	591,500	213,997	14,792,464

11.     Derivative Financial Instruments

We use derivative financial instruments to hedge foreign currency exposures in the business.

Our royalty payments are received from Roche in Swiss francs, or CHF, on a quarterly basis 45 days after each quarter end. Sales of CellCept are denominated in multi-currencies and are converted to CHF by Roche for the purpose of calculating amounts to be paid to us. To the extent the Swiss franc increases in value relative to these other currencies, the total aggregate CHF value of CellCept sales decreases and the amount that we are entitled to may be reduced. To mitigate this risk, at the beginning of each quarter, we enter into noon average rate contracts, or NARCs, to sell U.S. dollars and Euros and buy CHF. The NARCs are designed to hedge our direct exposures of forecasted transactions and pursuant to SFAS 133 Accounting for Derivative Instruments and Hedging Activities qualify as cash flow hedges. Forward contracts to sell CHF are entered into with settlement dates that coincide with the date we receive our royalty payments from Roche. The forward contracts entered into are based on forecasts and as such they are initially designated as cash flow hedges. For the period from the quarter end to the settlement date, the hedges are re-designated and are treated as fair value hedges. Any change in value between quarter end and settlement date is recorded in other income or expense as a foreign exchange gain or loss.

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

The following summarized derivative instruments were in place at December 31, 2006:
Hedge designation	Type of hedge	Currency Exchanged	Settlement dates	Total Notional Amount	Average Settlement Amount
Cash Flow	Forward Contract	Sell USD buy CAD	January 2007 - December 2007	6,922 USD	1.1202
Cash Flow	Forward Contract	Sell USD buy GBP	January 2007 - December 2007	4,945 USD	1.8231
Cash Flow	Forward Contract	Sell CHF buy GBP	February 2007 - May 2007	1,679 CHF	2.2151
Cash Flow	Forward Contract	Sell CHF buy CAD	February 2007 - May 2007	910 CHF	1.1032
Cash Flow	Forward Contract	Sell USD buy Euro	January 2007 - December 2007	468 USD	1.3066
Fair Value - dual purpose	Forward Contract	Sell CHF buy USD	February 2007	49,319 CHF	1.2281
Cash Flow - dual purpose	Forward Contract	Sell CHF buy USD	May 2007 - November 2007	156,396 CHF	1.2074
Cash Flow	NARC	Sell USD buy CHF	February 2007 - May 2007	57,938 USD	0.8160
Cash Flow	NARC	Sell Euro buy CHF	February 2007 - May 2007	13,762 Euro	0.6298

The fair value of the derivative financial instruments is the estimated amount that we would receive (or pay) to terminate a contract at the reporting date. At December 31, 2006, the fair value of our forward contracts and NARCs totaled ($1.5) million and $88,000 respectively. Cash flow hedges amounting to ($994,000) were recorded in Other Comprehensive Income; and ($403,000) of fair value and cash flow hedges were recorded in revenue.

We do not use derivative financial instruments for speculative or trading purposes, nor do we hold or issue leveraged derivative financial instruments. All activity is governed by a board approved hedging policy and is monitored for compliance on an ongoing basis.

12.     Income Taxes

Significant components of Aspreva’s future tax assets are as follows:

	December 31,
	2006	2005
Deferred tax assets:
Tax loss carryforwards	$767	$779
Share issue costs	2,304	3,521
R&D deduction and tax credits	583	1,351
Other	1,840	1,814
	$5,494	$7,465
Valuation allowance	(1,917)	(2,680)
Total deferred income tax asset	$3,577	$4,785
Less: Current portion	2,142	1,896
Net long-term portion of deferred tax assets	$1,435	$2,889

Deferred tax liabilities:
R&D deduction and tax credits	(728)	-
Other	(844)	-
	$(1,572)	$-
Less: Current portion	(742)	-
Net long-term portion of deferred tax liabilities	$(830)	$-

At December 31, 2006 a valuation allowance was recognized in the amount of $1.9 million for the portion of the deferred tax assets that reside in jurisdictions where tax deductions and credits may not be fully utilized in the near term. The valuation allowance is reviewed periodically and when the more likely than not criterion is met, the valuation allowance will be adjusted accordingly by a credit to income in that period.

The reconciliation of income tax attributable to operations computed at the Canadian statutory tax rate to income tax expense, using a statutory tax rate of 34.1%, 34.9% and 35.6% for the years ended December 31, 2006, 2005 and 2004, respectively, is:

	For the year ended December 31,
	2006	2005	2004
Income tax expense (recovery) at statutory rates	$47,339	$7,040	$(8,008)
Change in valuation allowance	(763)	(1,431)	3,435
Foreign tax rate differences	(34,197)	(5,277)	5,268
Non-deductible stock-based compensation	1,834	2,309	1,121
Permanent differences	(387)	1,766	(1,726)
Investment tax credits and other	842	(3,901)	(90)
Income tax expense	14,668	506	-

Provision for current income taxes:
Canada	(93)	1,117	-
Foreign	11,588	1,412	-
	11.495	2,529	-
Deferred income tax (recovery) expense:
Canada	1,704	41	-
Foreign	1,469	(2,064)	-
	3,173	(2,023)	-
Income tax expense (recovery)	$14,668	$506	$-

13.     Supplemental Cash Flow

Supplemental cash flow information is as follows:

	For the year ended December 31,
	2006	2005	2004
Equipment acquired under capital leases	$-	$436	$960
Leasehold inducements	$47	$407	$-
Issuance of common shares upon conversion of promissory notes	$-	$-	$4,093
Interest paid	$49	$56	$22
Income taxes paid	$269	$-	$-

14.     Collaborative Agreement

In July 2003, we entered into a collaboration agreement with Roche for the worldwide rights, excluding Japan, to develop, market and promote CellCept for all autoimmune indications, or the Roche Agreement.

In order to govern the terms and obligations of the Roche Agreement, Aspreva and Roche formed a Joint Committee, comprised of three individuals from each company. Under the Roche Agreement, we are obligated to use commercially reasonable efforts to conduct three clinical trial programs and to prepare the regulatory filings related thereto for the use of CellCept in the treatment of autoimmune indications, pursuant to a development plan approved by the Joint Committee. Within 12 months of regulatory approval of the use of CellCept in any such autoimmune indication, we are obligated to use commercially reasonable efforts to promote and detail to physicians CellCept for use in such approved indication, pursuant to a commercialization plan approved by the Joint Committee. Roche is responsible for filing all regulatory submissions for approval, supplying amounts of CellCept as are needed for our clinical supplies and distributing CellCept for all uses.

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

Roche and Aspreva have developed a proprietary sales tracking methodology to audit net sales of CellCept and to determine the portion attributable to sales from use in non-transplant indications. The results of this audit lag actual net sales by approximately six months. Roche and Aspreva use actual total CellCept sales results and estimates of the quarterly split between net sales attributed to transplant and non-transplant indications to calculate the royalty payment payable to us at the end of each quarter. A portion of this royalty payment is recorded as revenue within quarterly financial results, with the balance recorded as unearned royalty advance and subject to a subsequent reconciliation.

Once the six month lag period has passed, and audited results can be obtained, Aspreva and Roche employ a mechanism to reconcile audited amounts against the royalty previously paid. This reconciliation process is undertaken quarterly, based on the most recent available audit information. This reconciliation mechanism, however, will limit reconciliation payments to either Roche or Aspreva to a maximum amount of CHF 4.0 million per quarter. If the results of the reconciliation indicate that the CHF 4.0 million collar has been exceeded in favor of the same party for two consecutive quarters, we and Roche have agreed upon a mechanism to review the sales tracking methodology and/or our methodology for estimating royalty payments and introduce appropriate changes. The terms of this collar may be changed prospectively at any time by the joint committee formed under our agreement with Roche, on which we have equal representation.

All but CHF 4.0 million of the royalty payment is recorded as revenue within quarterly financial results. In subsequent quarters, consistent with the timing of the reconciliation described above, the remaining CHF 4.0 million of the royalty payment, as well as any additional payments to us or from us to Roche as a result of such reconciliation will be recorded in the period the reconciliation is completed. Thus, at any period end we will carry a maximum of CHF 4.0 million for each quarter that has not then been reconciled, classified as unearned royalty advance on the balance sheet. At December 31, 2006 there was CHF 8.0 million ($6.6 million) (December 31, 2005 - CHF 8.0 million ($6.1 million) recorded in unearned royalties as the royalty revenue for the third and fourth quarter of 2006 have not been reconciled.

In December 2006, Aspreva and Roche agreed the final audited results for the net sales relating to the second quarter of 2006. The resulting reconciliation payment of $0.8 million is payable to Roche within 45 days of quarter-end.

For the year ended December 31, 2006, we recorded royalty revenue of $214.8 million. Of this, $52.5 million was recorded in the fourth quarter and is comprised of $50.0 million for the fourth quarter initial royalty payment ($53.2 million less $3.2 million collar recorded as unearned royalty advance) and a net reconciliation amount of $2.5 million ($3.3 million less $0.8 million payable to Roche) arising from the reconciliation of audited net sales data to the initial royalty payment for the second quarter. The net amount of the initial royalty payment and reconciliation payment are recorded as accounts receivable as of December 31, 2006 and are payable to us within 45 days of December 31, 2006.

15.     Related Party Transactions

We retain a law firm where a senior partner is a member of our board of directors and acts as our Corporate Secretary. For the years ended December 31, 2006, 2005 and 2004 we incurred legal fees payable to this law firm, of $554,000, $834,000 and $903,000, respectively, all of which, excluding $124,000 in accrued liabilities has been paid as of December 31, 2006. These fees relate primarily to services undertaken in conjunction with our initial public offering in 2005 and for general corporate legal advice.

In 2004, we incurred consulting fees of $129,000, payable to a former director of Aspreva. Additionally, salary and consulting fees of $51,000 for the year ended December 31, 2004, were paid to spouses of three of our officers of Aspreva. All transactions were recorded at their exchange amount and were paid in full.

16.     Commitments and Contingencies

We have committed to the following minimum lease payments under operating leases over the next five years:

	2007	2008	2009	2010	2011	and thereafter
Operating Leases	$748	$780	$735	$575	$169	$-

Rent expense was $825,000, $435,000 and $182,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

We also have agreements with clinical sites, and contract research organizations, for the conduct of our clinical trials. We make payments to these sites and organizations based upon the number of patients enrolled and the period of follow-up in the trials. At December 31, 2006 we have commitments to these groups amounting to $29.7 million.

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

17.     Research and Development Expenses

Total research and development expenses comprise the following amounts:

	For the year ended December 31,
	2006	2005	2004
Clinical and regulatory	$42,463	$27,176	$8,415
Business development	5,488	3,029	1,723
Research and development	$47,951	$30,205	$10,138

Investment tax credits of nil, $115,000, and $125,000, representing the refundable portion earned on eligible research and development expenditures, have been applied to reduce research and development expenses for the years ended December 31, 2006, 2005, and 2004, respectively.

18.     Segmented Information

We operate primarily in one business segment with operations located in Canada, the United States, Switzerland and the United Kingdom. During the years ended December 31, 2006 and 2005 all our revenue was from our collaboration agreement with Roche. We did not have any revenue during the year ended December 31, 2004.

19.     Comparative Figures

Certain of the prior year’s figures have been reclassified to conform to the presentation adopted in 2006.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.   Controls and Procedures.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included herein has issued an attestation report on management’s assessment of Aspreva’s internal control over financial reporting, which is set forth in Item 8 of this Form 10-K and is incorporated herein.

Evaluation of disclosure controls and procedures

We maintain “disclosure controls and procedures” (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) that are designed to ensure that information required to be disclosed in our reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006. Based upon their evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were reasonably effective in ensuring that information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-K.

Changes in internal controls

In the fourth quarter of 2006, we completed the process of evaluating our current internal controls systems and processes, implementing new internal control systems and processes and conducting the testing required in an effort to comply with the management assessment and auditor certification requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

Item 9B.    Other Information.

To transact business at a general meeting, a quorum of shareholders must be present at the commencement of the meeting, either in person or by proxy. Under Aspreva’s articles, the quorum for the transaction of business at a meeting is two persons who are, or who represent by proxy, shareholders who, in the aggregate, hold at least 20% of our common shares. If within one-half hour from the time set for a meeting a quorum is not present, the meeting will stand adjourned to the same day in the next week at the same time and place. If at such adjourned meeting a quorum is not present within one-half hour from the time set, the person or persons present and being, or representing by proxy, one or more shareholders entitled to attend and vote at a meeting will constitute a quorum. Aspreva has received a waiver of Rule 4350(f) from The NASDAQ Stock Market LLC. which would otherwise require a quorum of holders of not less than 33⅓% of our common shares.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information concerning our directors will be contained in our Proxy Statement with respect to our 2007 Annual Meeting of Shareholders, to be held on May 31, 2007, under the caption "Proposal 1 - Election of Directors" and is incorporated by reference into this Annual Report on Form 10-K. Information concerning our Audit Committee and Financial Expert is incorporated by reference to the section entitled "Audit Committee" to be contained in our Proxy Statement. Information concerning procedures for recommending directors is incorporated by reference to the section entitled "Nominating and Corporate Governance Committee" to be contained in our Proxy Statement. Information concerning our Executive Officers is set forth under "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K and is incorporated herein by reference. Information concerning our code of conduct is incorporated by reference to the section entitled "Code of Conduct," to be contained in our Proxy Statement.

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

Item 11. Executive Compensation.

The information required by this item will be contained in our Proxy Statement with respect to our 2007 Annual Meeting of Shareholders, to be held on May 31, 2007, under the caption "Executive Compensation," “Compensation Committee Interlocks and Insider Participation,” and “Report of the Compensation Committee” and is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be contained in our Proxy Statement with respect to our 2007 Annual Meeting of Shareholders, to be held on May 31, 2007, under the caption "Security Ownership of Certain Beneficial Owners and Management" and "Securities Authorized for Issuance Under Equity Compensation Plans," and is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be contained in our Proxy Statement with respect to our 2007 Annual Meeting of Shareholders, to be held on May 31, 2007, under the caption "Certain Relationships and Related Transactions" and “Proposal I - Election of Directors” and “Statement on Corporate Governance” and is hereby incorporated by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this item will be contained in our Proxy Statement with respect to our 2007 Annual Meeting of Shareholders, to be held on May 31, 2007, under the caption "Proposal 2 - Appointment of Auditor and Independent Registered Public Accounting Firm," and is hereby incorporated by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

  (a)    The following documents are included as part of this Annual Report on Form 10-K:

1.
Index to Financial Statements
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2006 and 2005
Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2006, 2005 and 2004
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

ASPREVA PHARMACEUTICALS CORPORATION

Date: February 23, 2007	By:	/s/ Richard M. Glickman
Richard M. Glickman
Chairman and Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signatures appears below constitutes and appoints Richard M. Glickman, Chief Executive Officer and Chairman and Bruce G. Cousins, Chief Financial Officer and Executive Vice President, and each of them, his or her true and lawful attorneys-in-fact and agents, with the full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or either of them, or their on his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Richard M. Glickman	Date: February 23, 2007	By:	/s/ Bruce G. Cousins	Date: February 23, 2007
	Richard M. Glickman			Bruce G. Cousins
	Chief Executive Officer and Chairman (Principal Executive Officer)			Chief Financial Officer and Executive Vice President (Principal Financial and Accounting Officer)

By:	/s/ Kirk K. Calhoun	Date: February 23, 2007	By:	/s/ Julia G. Levy	Date: February 23, 2007
	Kirk K. Calhoun			Julia G. Levy
	Director			Director

By:	/s/ Noel F. Hall	Date: February 23, 2007	By:	/s/ Arnold L. Oronsky	Date: February 23, 2007
	Noel F. Hall			Arnold L. Oronsky
	Director			Director

By:	/s/ R. Hector MacKay-Dunn	Date: February 23, 2007	By:	/s/ Ronald M. Hunt	Date: February 23, 2007
	R. Hector MacKay-Dunn			Ronald M. Hunt
	Director			Director

By:	/s/ George M. Milne	Date: February 23, 2007	By:	/s/ William Hunter	Date: February 23, 2007
	George M. Milne			William Hunter
	Director			Director

EXHIBIT INDEX

Exhibit No.	Description

3.1+	Notice of Articles of the Registrant.
3.2+	Articles of the Registrant.
4.1+	Specimen certificate evidencing common shares.
4.2+	Shareholder Rights Plan Agreement between the Registrant and Computershare Investor Services Inc. dated February 4, 2005.
4.3+	Registration Rights Agreement between the Registrant and certain of its shareholders dated March 5, 2004.
10.1+	Amended and Restated Shareholders’ Agreement between the Registrant and certain shareholders dated March 5, 2004.
10.2+	Amended and Restated Shareholders’ Agreement Amending Agreement between the Registrant and certain shareholders dated August 9, 2004.
10.3†+ (1)	Aspreva 2002 Incentive Stock Option Plan.
10.4†+	Form of Stock Option Agreement with respect to the Aspreva 2002 Incentive Stock Option Plan.
10.5†+	2002 Aspreva Incentive Stock Purchase Plan Trust Agreement between the Registrant and Richard M. Glickman dated January 28, 2002.
10.6#+	CellCept Collaboration and Promotion Agreement among Aspreva Pharmaceuticals GmbH (now Aspreva Pharmaceuticals SA), Hoffmann-La Roche Inc. and F. Hoffmann-La Roche Ltd dated July 18, 2003.
10.7†+	Executive Employment Agreement between the Registrant and Richard M. Glickman dated January 28, 2002.
10.8†+	Change in Control Agreement between the Registrant and Richard M. Glickman dated January 28, 2002.
10.9†+	Executive Employment Agreement between the Registrant and Noel F. Hall dated January 28, 2002.
10.10†+	Change in Control Agreement between the Registrant and Noel F. Hall dated January 28, 2002.
10.11†+	Executive Employment Agreement between the Registrant and Bruce G. Cousins dated January 23, 2004.
10.12†+	Change in Control Agreement between the Registrant and Bruce G. Cousins dated January 23, 2004.
10.13†+	Trust Share Transfer Agreement between Richard M. Glickman, as trustee of the 2002 Aspreva Incentive Stock Purchase Plan Trust, and Bruce G. Cousins dated effective December 8, 2004.
10.14	Reserved.
10.15	Reserved.
10.16	Reserved.
10.17	Reserved.
10.18†+	Consulting Agreement between the Registrant, Dr. Michael R. Hayden and Genworks Inc. dated January 28, 2002.
10.19†+	Fiduciary Contract/Mandate between the Registrant and Richard M. Glickman dated December 12, 2004.
10.20+	Agreement between the Registrant and Dr. Erich Mohr dated February 15, 2003.
10.21+	Credit Facilities Agreement between the Registrant and Royal Bank of Canada dated April 23, 2004.
10.22+	Amendment, dated November 1, 2004, to Credit Facilities Agreement dated April 23, 2004 between the Registrant and Royal Bank of Canada.
10.23+	Amendment, dated December 13, 2004, to Credit Facilities Agreement dated April 23, 2004 between the Registrant and Royal Bank of Canada.
10.24+	General Security Agreement between the Registrant and Royal Bank of Canada dated April 28, 2004.
10.25+	Form of Indemnity Agreement between the Registrant and its directors and officers.
10.26+	Summary of Non-Employee Director Cash Compensation.
10.27#+	First Amendment to CellCept Collaboration and Promotion Agreement among Aspreva Pharmaceuticals SA, Hoffmann-La Roche Inc. and F. Hoffmann-La Roche Ltd dated February 4, 2005.
10.28†(2)	Employment Agreement between the Registrant and Dr. Richard Jones effective March 6, 2006, as amended on October 24, 2006.
10.29†(3)	Change of Control Agreement between the Registrant and Dr. Richard Jones, effective March 6, 2006.
10.30†(4)	Employment Agreement between the Registrant and Mr. Charles F. Goulburn effective October 18, 2004, as amended on October 23, 2006.
10.31†(4)	Change of Control Agreement between the Registrant and Charles F. Goulburn effective October 24, 2006.
10.32	Executive Employment Agreement between the Registrant and Dr. Uzman Azam dated January 6, 2007.
10.33	Change of Control Agreement between the Registrant and Dr. Uzman Azam dated January 6, 2007.
21.1+	List of Subsidiaries.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (contained on signature page ).
31.1	Certification of the Chief Executive Officer, as required by Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.
31.2	Certification of the Chief Financial Officer, as required by Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.
32.1*	Certification of the Chief Executive Officer, as required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350).
32.2*	Certification of the Chief Financial Officer, as required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350).

____________

†	Indicates management contract or compensatory plan.

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

*
The certifications attached as Exhibits 32.1 and 32.2 accompany this Annual Report on Form 10-K, are not deemed filed with the U.S. Securities and Exchange Commission and are not to be incorporated by reference into any filing of Aspreva Pharmaceuticals Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.

(1)
Filed as an attachment to our Proxy Statement for our 2006 Annual and Special General Meeting of Shareholders held on May 24, 2006, as set forth in a Current Report on Form 8-K, dated April 20, 2006, and filed with the U.S. Securities and Exchange Commission on April 20, 2006, and incorporated by reference herein.

(2)	Filed as the like numbered exhibit to our Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on November 9, 2006, and incorporated by herein by reference.

(3)
Filed as the like numbered exhibit to our Current Report on Form 8-K, dated July 11, 2006 and filed with the U.S. Securities and Exchange Commission on July 17, 2006, and incorporated by herein by reference.

(4)
Filed as the like numbered exhibit to our Current Report on Form 8-K, dated October 19, 2006 and filed with the U.S. Securities and Exchange Commission on October 25, 2006, and incorporated by herein by reference.