Form 10-Q
period 2007-03-31
Aspreva Pharmaceuticals CORP
filed 2007-05-09
CIK 1314026

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

As of April 25, 2007, the registrant had 35,179,448 common shares outstanding.

ASPREVA PHARMACEUTICALS CORPORATION
FORM 10-Q
For the Quarterly Period Ended March 31, 2007

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
ASPREVA PHARMACEUTICALS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands of U.S. dollars)
(unaudited)

	March 31, 2007	December 31, 2006
ASSETS
Current
Cash and cash equivalents	$17,610	$49,217
Restricted cash	742	731
Marketable securities (Note 3)	259,602	210,678
Accounts receivable	65,228	57,426
Prepaid expenses	883	394
Deferred income tax asset	2,175	2,142
Foreign currency contracts (Note 8)	95	298

Total current assets	346,335	320,886

Property and equipment, net	6,180	4,736
Deferred income tax asset	1,493	1,435

TOTAL ASSETS	$354,008	$327,057

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current
Accounts payable	$10,110	$14,279
Income taxes payable	4,016	11,769
Accrued liabilities	7,431	8,604
Foreign currency contracts (Note 8)	2,078	1,695
Unearned royalty advance	6,597	6,559
Current portion under capital leases	251	329
Current portion of deferred lease inducement	147	130
Deferred income tax liability	814	742

Total current liabilities	31,444	44,107

Long-term portion under capital leases	68	91
Long-term portion of deferred lease inducement	355	391
Deferred income tax liability	834	830

Total liabilities	32,701	45,419

Commitments and contingencies (Notes 7 and 12)

Shareholders’ equity (Note 6)
Common shares
Authorized: unlimited
Issued and outstanding	151,044	150,815
March 31, 2007 - 35,172,657
December 31, 2006 - 35,159,619
Additional paid-in capital	15,749	13,049
Retained earnings	155,039	118,625
Accumulated other comprehensive loss	(525)	(851)

Total shareholders’ equity	321,307	281,638

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$354,008	$327,057

See accompanying notes to consolidated financial statements.

ASPREVA PHARMACEUTICALS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands of U.S. dollars, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2007	2006
Royalty revenue (Note 2)	$59,273	$62,680

Expenses
Research and development	12,270	9,814
Marketing, general and administrative	9,802	6,111

	22,072	15,925

Operating income	37,201	46,755

Other income (expense)
Foreign exchange gain (loss)	(14)	866
Interest and other income	3,322	1,420

Total other income	3,308	2,286

Income before income taxes	40,509	49,041

Income tax expense (Note 9)	4,095	4,289

Net income	$36,414	$44,752

Net income per common share (Note 5)
Basic	$1.04	$1.30
Diluted	$1.03	$1.25

See accompanying notes to consolidated financial statements.

ASPREVA PHARMACEUTICALS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of U.S. dollars)
(unaudited)

	Three Months Ended March 31,
	2007	2006
Operating Activities
Net income for the period	$36,414	$44,752
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation and amortization	215	122
Deferred taxes	(52)	917
Stock-based compensation	2,849	973

Net change in non-cash working capital items related to operations:
Accounts receivable	(5,338)	(19,116)
Prepaid expenses	(489)	(833)
Restricted cash	(11)	(2)
Accounts payable	(4,132)	2,157
Income taxes payable	(7,753)	2,840
Accrued liabilities	(1,174)	(1,541)

Net cash flows from operating activities	20,529	30,269

Investing Activities
Purchases of marketable securities	(86,609)	(55,615)
Redemptions of marketable securities	36,169	53,955
Purchase of property and equipment	(1,677)	(54)

Net cash flows used in investing activities	(52,117)	(1,714)

Financing Activities
Issuance of common shares	80	1,405
Payments on capital lease obligations	(99)	(109)

Net cash flows (used in) from financing activities	(19)	1,296

Net (decrease) increase in cash and cash equivalents	(31,607)	29,851

Cash and cash equivalents, beginning of the period	49,217	14,759

Cash and cash equivalents, end of the period	$17,610	$44,610

See Note 10 for supplemental cash flow information

  See accompanying notes to consolidated financial statements.

ASPREVA PHARMACEUTICALS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(all tabular amounts in thousands of U.S. dollars other than share or per share data or unless otherwise stated)
March 31, 2007

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

We have prepared these consolidated financial statements in accordance with U.S. generally accepted accounting principles for interim financial statements and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for annual financial statements. The financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the United States Securities and Exchange Commission on February 26, 2007.

In the opinion of management, these consolidated financial statements include all normal and recurring adjustments considered necessary to present fairly our financial position, results of operations and cash flows. The results for the three months ended March 31, 2007 are not necessarily indicative of the operating results for the full year or for any other interim period subsequent to March 31, 2007.

2.	Significant Accounting Policies

Our significant accounting policies are the same as described in Note 2 to our Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the United States Securities and Exchange Commission on February 26, 2007, except for the adoption of Financial Accounting Standards Board, or FASB, Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, or FIN 48. The following is a summary of the significant accounting policies used in the preparation of these financial statements.

Income Taxes
Effective January 1, 2007, Aspreva adopted FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognizing, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The implementation of FIN 48 did not have a material impact on Aspreva’s consolidated financial statements. As of January 1, 2007 and March 31, 2007 we did not recognize any assets or liabilities for unrecognized tax benefits relative to uncertain tax positions.

Revenue Recognition
In accordance with the terms of our agreement with Hoffmann - La Roche Inc. and F. Hoffmann - La Roche Ltd, collectively Roche, we earn a royalty based on an equal sharing of incremental net sales of CellCept in non-transplant indications above a negotiated baseline less a distribution fee, payable on a quarterly basis. This baseline is subject to an annual price index adjustment. Roche and Aspreva set the baseline for 2007 at CHF 131.3 million. Royalty revenue is recognized net of value added tax in accordance with the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, (SAB 104), Revenue Recognition, which sets forth criteria that must be met in order to recognize revenue: (i) there is persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectibility is reasonably assured.

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

This reconciliation process is undertaken quarterly, based on the most recent available audit information, and limits reconciliation payments to either Roche or Aspreva to a maximum amount of 4.0 million Swiss Francs, or CHF, per quarter. Thus, at any period end we carry a maximum of CHF 4.0 million for each quarter that has not been reconciled, classified as unearned royalty advance on the balance sheet. As at March 31, 2007, there was CHF 8.0 million ($6.6 million) recorded in unearned royalties as the royalties for the fourth quarter of 2006 and first quarter of 2007 have not been reconciled.

3.	Marketable Securities

Available for sale debt securities

	Cost	Accrued interest	Gross unrealized gains	Gross unrealized losses	Approximate market and carrying value
March 31, 2007	$256,688	$2,468	$599	$(153)	$259,602
December 31, 2006	$208,762	$1,820	$153	$(57)	$210,678

4.	Stock-Based Compensation

We measure stock-based awards using the Black-Scholes option pricing model and amortize the fair value of granted stock options to the consolidated statement of operations over the vesting period of the options on an accelerated basis. We estimate the fair value of options using the following assumptions:

	Three Months Ended March 31,
	2007	2006
Expected stock price volatility	70%	70%
Average risk-free interest rate	4.0%	4.0%
Expected option life in years	5.0	5.0
Dividend yield	0%	0%
Forfeiture rate	5%	3%

Included within the statements of income are the following charges for stock-based compensation:

	Three Months Ended March 31,
	2007	2006
Research and development expense	$900	$341
Marketing, general and administrative expense	1,949	632
Total stock-based compensation	$2,849	$973

Stock option transactions for the three month period ended March 31, 2007, and the number of stock options outstanding as of March 31, 2007, are summarized below:

	Number of	Weighted
	Optioned	Average
	Common	Exercise
	Shares	Price
Exercisable in Canadian dollars
Outstanding at December 31, 2006	2,011,371	$17.92
Options granted	694,100	23.35
Options forfeited	(38,258)	14.47
Options exercised	(13,038)	5.52
Outstanding at March 31, 2007	2,654,175	$19.45
Exercisable at March 31, 2007	805,206	$13.91

The stock options expire at various dates from September 2013 to February 2017. As of March 31, 2007, a total of 445,727 common shares are available for future grant under the Aspreva 2002 Incentive Stock Option Plan. The stock options typically have a ten year contractual life and vest ratably over a period of one to four years from the date of grant.

5.	Net Income per Common Share

We calculate net income per common share in accordance with SFAS No. 128, Earnings per Share, which requires the presentation of basic and diluted net income per common share using the treasury stock method.

The denominators for basic and diluted net income per common share for the three month periods ended March 31, 2007 and 2006 were calculated as follows:

	Three Months Ended March 31,
	2007	2006
Weighted average shares outstanding used for basic net income per common share	35,165,100	34,375,761
Effect of dilutive stock options	241,038	1,186,127
Effect of dilutive warrants	-	128,255
Weighted average shares outstanding used for diluted net income per common share	35,406,138	35,690,143

Due to their anti-dilutive nature, the following potentially issuable shares were omitted from the calculation of diluted net income per common share for these periods:

	As of March 31,
	2007	2006
Stock options	826,082	551,724

6.	Shareholders’ Equity

Statement of Shareholders’ Equity
The following table summarizes the activity in our shareholders’ equity from December 31, 2006 to March 31, 2007:

	Number of Shares	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
Balance, as of December 31, 2006	35,159,619	$150,815	$13,049	$(851)	$118,625	$281,638
Shares issued on:
Exercise of options	13,038	229	(149)	-	-	80
Stock-based compensation expense	-	-	2,849	-	-	2,849
Unrealized gain on derivative financial instruments, net of tax	-	-	-	159	-	159
Reclassification of unrealized gain on derivative financial instruments, net of tax	-	-	-	(147)	-	(147)
Unrealized gain on marketable securities, net of tax	-	-	-	314	-	314
Net income for the period	-	-	-	-	36,414	36,414
Balance, as of March 31, 2007	35,172,657	$151,044	$15,749	$(525)	$155,039	$321,307

Comprehensive Income
Comprehensive income for the three month periods ended March 31, 2007 and 2006 was $36.7 million and $45.0 million, respectively.

7.	Contractual Obligations and Commitments

We have agreements with clinical sites and contract research organizations for the conduct of our clinical trials. We make payments to these sites and organizations based upon the number of patients enrolled and the period of follow-up in the trials. At March 31, 2007, we have commitments to these groups amounting to $29.6 million over the next three years.

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

As a result of our global operations with offices in Canada and Europe we incur significant amount of our research and development and general and administrative expenditures in Canadian dollars, euros and pounds sterling. In order to hedge against the impact of fluctuations in the value of the Canadian dollar, euro and pounds sterling relative to the U.S. dollar, we enter into short-term forward contracts to purchase both Canadian dollars, euros and pounds sterling. Forward hedges relating to forecasted expenditures are cash flow hedges.

The following is a summary of the derivative instruments in place at March 31, 2007:

Hedge designation	Type of hedge	Currency Exchanged	Settlement dates	Total Notional Amount	Average Settlement Amount
Cash Flow	Forward Contract	Sell USD buy CAD	April 2007 - March 2008	9,763USD	0.8796
Cash Flow	Forward Contract	Sell USD buy GBP	April 2007 - March 2008	5,325 USD	1.8896
Cash Flow	Forward Contract	Sell CHF buy GBP	May 2007 - November 2007	1,927 CHF	2.3064
Cash Flow	Forward Contract	Sell CHF buy CAD	May 2007 - November 2007	2,803 CHF	1.0618
Cash Flow	Forward Contract	Sell USD buy Euro	April 2007 - December 2007	1,321 USD	1.3060
Cash Flow	Forward Contract	Sell CHF buy Euro	May 2007 - November 2007	347 CHF	1.6027
Fair Value - dual purpose	Forward Contract	Sell CHF buy USD	May 2007	58,016 CHF	1.2185
Cash Flow - dual purpose	Forward Contract	Sell CHF buy USD	August 2007 - February 2008	164,363 CHF	1.2057
Cash Flow	NARC	Sell USD buy CHF	May 2007 - August 2007	57,334 USD	0.8299
Cash Flow	NARC	Sell Euro buy CHF	May 2007 - August 2007	12,370 Euro	0.6231

The fair value of the derivative financial instruments is the estimated amount that we would receive (or pay) to terminate a contract at the reporting date. At March 31, 2007, the fair value of our forward contracts and NARCs totaled ($1.3) million and $(731,000) respectively. Cash flow hedges amounting to ($981,000) were recorded in Other Comprehensive Income; and ($1.0) million of fair value and cash flow hedges were recorded in revenue.

We do not use derivative financial instruments for speculative or trading purposes, nor do we hold or issue leveraged derivative financial instruments. All activity is governed by a board approved hedging policy and is monitored for compliance on an ongoing basis.

9.	Income Taxes

The provision for income taxes was $4.1 million for the three months ended March 31, 2007, resulting in an effective global tax rate of 10.1% for the period. The difference between the effective tax rate and the statutory Canadian federal income tax rate of 34.1% relates to differing foreign tax rates, changes in our future income tax valuation allowance and utilization of tax pools. We believe the overall effective global tax rate for the full year will be less than 15%.

Effective January 1, 2007 we adopted FIN 48. The total amount of unrecognized tax benefits as of the date of adoptions was $2.6 million, and, if recognized, the full amount would impact the effective tax rate.  As at March 31, 2007, the total amount of unrecognized tax benefits is $2.8 million.  We expect the unrecognized tax benefit will decrease by $614,000 within the next twelve months as we expect profitability in jurisdictions in which we have recognized valuation allowances on the respective net operating losses.

Our accounting policy is to treat interest and penalties relating to unrecognized tax benefits as a component of income taxes.

Aspreva is subject to taxes in Switzerland, Canada, the United Kingdom and the United States. The tax years which remain subject to examination by major jurisdictions as of March 31, 2007 include 2003 to present. The Canadian tax authorities commenced an audit in the fourth quarter of 2006 on our Scientific Experimental and Research Development claim for 2004. We do not believe there will be any material impact on Aspreva’s financial position or results of operations as a consequence of this audit. In addition, the Canadian tax authorities have informed us that they will commence an audit of Canadian tax returns for the years of 2003 to 2005, during the second quarter of 2007.

10.	Supplemental Cash Flow

Supplemental cash flow information is as follows:

	Three Months Ended March 31,
	2007	2006
Income taxes paid	$11,995	$219
Interest paid	6	12

11.	Related Party Transactions

We retain Farris, Vaughan, Wills & Murphy LLP, a law firm where R. Hector MacKay-Dunn, Q.C., is a senior partner. Mr. MacKay-Dunn is a member of our board of directors and acts as our Corporate Secretary. In the three months ended March 31, 2007 and 2006, we incurred legal fees payable to Farris, Vaughan, Wills & Murphy LLP, of $115,000 and $143,000, respectively, of which $78,000 has been paid as of March 31, 2007. In 2007 and 2006, these fees relate primarily to general corporate legal advice.

12.	Contingencies

From time to time, we may be involved in litigation relating to claims arising out of our operations. We are not currently involved in any material legal proceedings.

13.	Comparative Figures

Certain of the comparative figures have been reclassified to conform to the presentation adopted in the current period.

14.	Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or SFAS 157. SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis by our management of our financial condition and results of operations in conjunction with our audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2006 and our unaudited consolidated financial statements for the three month period ended March 31, 2007. Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and are presented in U.S. dollars.

Forward-Looking Statements

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and/or forward-looking information under applicable Canadian provincial securities laws (collectively, “forward-looking statements”), which are subject to the “safe harbor” created by those sections. The words “anticipates”, “believes”, “estimates”, “expects”, “intends”, “may”, “plans”, “projects”, “will”, “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. The forward-looking statements in this discussion include, but are not limited to, statements concerning:

•	our strategy;
•	our future operations;
•	our future financial position;
•	our future revenues;
•	our projected costs;
•	prospects, plans and objectives of our management;
•	our expectations regarding our relationship with Hoffmann - La Roche Inc. and F. Hoffmann - La Roche Ltd, or collectively Roche;
•	our expectations regarding the development of CellCept for certain autoimmune indications; and
•	our expectations with respect to our clinical trials of CellCept.

With respect to the forward-looking statements contained in this discussion, we have made numerous assumptions regarding, among other things:

•	our ability to complete our clinical trials of CellCept;
•
our ability to file a supplemental new drug application, or sNDA, with the U.S. Food and Drug Administration, or FDA, as well as other applicable filings with the European Union and Canadian regulatory authorities;

•	our ability to protect our intellectual property rights and to not infringe on the intellectual property rights of others;
•	our ability to comply with applicable governmental regulations and standards;
•	our ability to succeed at establishing a successful commercialization program for CellCept in any indication for which it may be approved; and
•	other assumptions set forth in Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q.

We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements or the underlying assumptions thereto, and you should not place undue reliance on our forward-looking statements. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from the plans, intentions and expectations disclosed in the forward-looking statements and underlying assumptions, including, without limitation, those set forth in Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. We do not assume any obligation to update any forward-looking statements, other than as required by applicable law.

Overview

Aspreva is a global pharmaceutical company focused on identifying, developing, and, upon approval, commercializing evidence-based medicines for patients living with less common diseases.

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

Collaborative Agreements

Our initial focus in autoimmune diseases led us to identify the potential efficacy of the drug CellCept, (mycophenolate mofetil, or MMF) in the treatment of autoimmune diseases. In July 2003, we entered into our first collaboration with Roche for exclusive world-wide rights, excluding Japan, to develop and, upon regulatory approval, commercialize CellCept, for all autoimmune indications. CellCept is an immunosuppressant or “anti-rejection” drug currently approved by the FDA for use in the prevention of rejection in patients receiving heart, kidney and liver transplants. It is important to note that CellCept is not currently approved by the FDA for use in autoimmune indications.

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

Pursuant to our collaboration agreement with Roche we are entitled to a royalty based on an equal sharing of incremental net sales of CellCept in non-transplant indications above a negotiated baseline less a distribution fee, payable on a quarterly basis. This baseline is subject to an annual price index adjustment and accordingly, Roche and Aspreva set that the baseline for 2007 at Swiss Francs (CHF) 131.3 million.

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

If we and Roche receive regulatory approval for the use of CellCept in the treatment of any autoimmune indications, we will be obligated to commercialize CellCept for such indications pursuant to a jointly agreed commercialization plan with Roche. Following regulatory approval, we plan to field a small targeted sales force to conduct promotional detailing presentations to targeted physicians in the United States and in the major European markets, and to develop targeted marketing and advertising strategies and materials. We are reviewing various options regarding sales force deployment, including size, and will make a final decision of the most appropriate deployment based on a full analysis and agreement with our partners. We also plan to focus on medical education activities. Roche will conduct all manufacturing and distribution of CellCept. Roche will also continue to record all sales and will retain control over the pricing of CellCept.

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

Clinical and Regulatory Progress

In July 2005, we initiated enrollment of patients with biopsy-proven lupus nephritis into our two phase, international phase III trial comparing CellCept to the current standard of care for inducing treatment response and maintaining remission in patients suffering from lupus nephritis.

The open-label induction phase was designed as a 24-week study comparing CellCept to cyclophosphamide, the current standard of care for inducing treatment response in patients with lupus nephritis. In September 2006, we announced the completion of patient enrollment into this phase of the study, reaching total enrolment of 371 patients. The last patient received their final dose in the induction phase of this trial in March 2007 and we plan to achieve data lock in the second quarter of 2007. We expect, if the data is supportive, to file regulatory submissions, including an sNDA with the FDA, as well as appropriate filings with the European Union and Canadian regulatory authorities, in the fourth quarter of 2007.

Patients who successfully completed the induction phase of our lupus nephritis study, and who were eligible, have been re-randomized into the maintenance phase, a blinded study comparing CellCept to azathioprine in maintaining remission and renal function in subjects with lupus nephritis. Patients will remain in this study until they have a relapse of disease, need a treatment that the protocol does not allow, or withdraw for any other reason. The study will continue until a predetermined number of patients have left the study or for a maximum of 36 months.

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

In June 2006, we received orphan drug designation with the FDA for CellCept in the treatment of pemphigus vulgaris. In the third quarter of 2006, based on discussions with the FDA, we amended the protocol to increase the statistical power of the study by 15 patients. As a result, we re-opened enrollment with a revised target of 92 patients. We now expect to complete the trial during 2008 and our goal is to file an sNDA with the FDA, as well as appropriate filings with the European Union and Canadian regulatory authorities, by the end of 2008.

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

Preliminary Studies

Based on our analysis of existing clinical trial and scientific data, we believe that CellCept has the potential to be effective in treating other autoimmune diseases. We are supporting the study of some of these diseases such as cardiovascular disease in lupus patients and multiple sclerosis through Investigator Initiated Trials. These trials help to answer key clinical questions regarding CellCept’s potential ability to help these patients and provide scientific evidence to support physicians’ management of patients suffering with these debilitating conditions. In addition, this early stage research provides us with valuable data to help determine if there is a business case for continuing further clinical development.

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

Significant accounting policies are more fully described in the notes to our audited consolidated financial statements and notes thereto, included as part of our Annual Report on Form 10-K for the year ended December 31, 2006. However, we believe the following accounting policies relating to revenue recognition, stock-based compensation, clinical trial accounting, provision for income taxes and derivative instruments are the most critical accounting policies for assessing our financial performance.

Revenue Recognition

Pursuant to our agreement with Roche commencing April 1, 2005, we became entitled to a royalty based on an equal sharing of incremental net sales of CellCept in non-transplant indications above a negotiated baseline less a distribution fee, payable on a quarterly basis. This baseline is subject to an annual price index adjustment. Roche and Aspreva reset the baseline for 2007 to CHF 131.3 million, after taking into account the price index adjustment. We follow the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, or SAB 104, Revenue Recognition, which sets forth criteria that must be met in order to recognize revenue: (i) there is persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectibility is reasonably assured.

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

We record all but CHF 4.0 million of the royalty payment as revenue within quarterly financial results. In subsequent quarters, consistent with the timing of the reconciliation described above, the remaining CHF 4.0 million of the royalty payment, as well as any additional payments to us or from us to Roche as a result of such reconciliation will be recorded in the period the reconciliation is completed. Thus, at any period end we will carry a maximum of CHF 4.0 million for each quarter that has not then been reconciled, classified as unearned royalty advance on the balance sheet. At March 31, 2007, there was CHF 8.0 million ($6.6 million) recorded in unearned royalties as the fourth quarter of 2006 and the first quarter of 2007 have not been reconciled.

In March 2007, Aspreva and Roche agreed to the final audited results for the net sales relating to the third quarter of 2006. The resulting reconciliation payment of $1.4 million is payable to Aspreva within 45 days of quarter end. For the three month period ended March 31, 2007, we recorded royalty revenue of $59.3 million, which is comprised of $54.5 million for the first quarter initial royalty payment ($57.8 million less $3.3 million collar recorded as unearned royalty advance) and a net reconciliation amount of $4.8 million arising from the reconciliation of audited net sales data to the initial royalty payment for the third quarter of 2006. The initial royalty payment and reconciliation payment are recorded in accounts receivable as of March 31, 2007, and are payable to us within 45 days of March 31, 2007.

Stock-Based Compensation

Stock-based compensation expense, which is a non-cash charge, results in part from estimating the fair value of employee stock options granted using the Black-Scholes option pricing model. The exercise price for option grants are based on the market value of our common shares.

We account for employee stock options in accordance with the provisions of Statement of Financial Accounting Standards No. 123(R), Share-based Payment, a revision of SFAS 123. The Black-Scholes option pricing model requires the input of the fair value of our stock at the date of grant of the stock options as well as the input of several subjective assumptions including: the expected life of the option, the expected volatility at the time the options are granted, and the expected forfeiture rate at the time the options were granted. Our current estimate of expected stock price volatility is 70%, expected option life is five years, and expected forfeiture rate is 5%. The estimated grant date fair value of our options as calculated by the Black-Scholes option pricing model is amortized, using the accelerated method, over the vesting period, which is generally two to four years.

Changes in the inputs and assumptions can materially affect the measure of the estimated fair value of our employee stock options. Also, the accounting estimate of stock-based compensation expense is reasonably likely to change from period to period as further stock options are granted and adjustments are made for stock option forfeitures and cancellations.

Included within the statements of income are the following charges for stock-based compensation:
	Three Months Ended March 31,
	2007	2006
	(in millions)
Research and development expense	$0.9	$0.4
Marketing, general and administrative expense	1.9	0.6
Total stock-based compensation	$2.8	$1.0

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

Effective January 1, 2007, Aspreva adopted Financial Accounting Standards Board, or FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, or FIN 48. The implementation of FIN 48 did not have a material impact on Aspreva’s consolidated financial statements. As of January 1, 2007 and March 31, 2007 we did not recognize any assets or liabilities for unrecognized tax benefits relative to uncertain tax positions.

Derivative Instruments

We utilize foreign exchange forward contracts and other derivative instruments to manage our exposure to foreign exchange fluctuations.

We account for our derivative instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Derivative instruments are recorded as assets or liabilities, measured at fair value. Derivatives that are not hedges, or are not designated as hedges, are adjusted to fair value through income. If the derivative is a hedge, depending upon the nature of the hedge, changes in the fair value of the derivatives are either offset against the fair value of assets, liabilities or firm commitments through income, or recognized in other comprehensive income (loss) until the hedged item is recognized in income. The ineffective portion of a derivative’s change in fair value is immediately recognized in income.

Results of Operations and Overview

Presented below is a comparison of our results of operations for the three month periods ended March 31, 2007 and 2006.

Revenue for the three month period ended March 31, 2007 was $59.3 million versus $62.7 million for the three month period ended March 31, 2006. Net income for the three month period ended March 31, 2007 was $36.4 million, or $1.03 per fully diluted share versus $44.8 million, or $1.25 per fully diluted share for the three month period ended March 31, 2006.

Royalty Revenue

In accordance with the terms of our agreement with Roche we earn a royalty based on an equal sharing of incremental net sales of CellCept in non-transplant indications above a negotiated baseline less a distribution fee, payable on a quarterly basis. This baseline is subject to an annual price index adjustment. Accordingly, Roche and Aspreva have set the baseline to CHF 131.3 million for 2007.

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

The following summarizes the royalty revenue we have earned over the last five quarters under our agreement with Roche:

	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006	March 31, 2007
	(in millions of U.S. dollars)
Initial quarterly payment less collar	$46.5	$48.7	$47.1	$50.0	$54.5
Reconciliation amount	16.2	3.0	0.8	2.5	4.8
Total royalty revenue	$62.7	$51.7	$47.9	$52.5	$59.3

Our first quarter 2007 revenue represents an increase over the fourth quarter 2006 revenue of $6.8 million and a decrease of $3.4 million over the first quarter of 2006. First quarter 2007 revenue includes the positive impact of foreign exchange and reconciliation payable to Aspreva. The reconciliation amount is in compliance with the terms of our collaboration agreement with Roche and the sales tracking methodology. We continue to expect that the reconciliation amounts will be well within the collar as stated in the agreement moving forward.

In March 2006, Aspreva and Roche agreed to the final audited results for the net sales relating to the third quarter of 2005. The audit results were in excess of the CHF 4.0 million collar for the second consecutive quarter and, in accordance with our collaboration agreement, Roche and Aspreva agreed to settle this amount in full, resulting in a $16.2 million reconciliation amount being recognized in that quarter.

Our only revenue is from our collaboration agreement with Roche. In the first quarter of 2007, we estimate that 40% of our revenue was derived from sales of CellCept in U.S. markets, 20% from major European markets (UK, Spain, Italy, France and Germany) and the remainder from rest of world markets.

Research and Development Expenses

From inception to March 31, 2007, we have incurred total research and development expenses of $101.8 million. Research and development expenses include clinical development expenditures for the use of CellCept to treat lupus nephritis, pemphigus vulgaris; and myasthenia gravis; regulatory affairs expenses related to CellCept; sponsorship of preliminary studies of CellCept efficacy in multiple Investigator Initiated Trials (“IIT’s”); and expenses related to our business development team which is working to identify potential new drug opportunities. We expense research and development costs as they are incurred.

Clinical expenses primarily include clinical trial costs, salaries and related costs for clinical and regulatory personnel, supplies and materials, consultant services and facilities. Business development expenses primarily include salaries and related costs for business development personnel, and consultant services related to our efforts to identify other drug opportunities.

The following table shows the allocation of research and development expenses:

	Annual total	Annual total	Annual total	For the three months ended March 31,		Total from inception to March 31
	2004	2005	2006	2006	2007	2007
	(in millions of U.S. dollars)
Lupus nephritis	$4.9	$11.9	$23.9	$3.9	$6.6	$47.4
Myasthenia gravis	2.2	11.3	12.0	3.0	1.7	27.6
Pemphigus vulgaris	1.3	3.3	3.4	1.0	1.0	9.4
Other	-	0.7	3.2	0.5	0.6	4.5
Clinical development expenditures	8.4	27.2	42.5	8.4	9.9	88.9
Business development expenditures	1.7	3.0	5.5	1.4	2.4	12.9
Total	$10.1	$30.2	$48.0	$9.8	$12.3	$101.8

Research and development expenses were $12.3 million for the three month period ended March 31, 2007, compared to $9.8 million for the three month period ended March 31, 2006. The increase of $2.5 million was due to a $1.5 million increase in our clinical development programs and $1.0 million increase in our business development operations. Clinical development costs increased as a result of: a $2.7 million increase in our lupus nephritis program costs reflecting the continued increase in activity as recruitment increased from 30% in the first quarter of 2006 to over 100% in 2007; a $1.3 million decrease in our myasthenia gravis program as a result of the discontinuation of the program in October 2006; and $100,000 increase in the funding of other programs including preliminary studies for the use of CellCept in the treatment of cardiovascular disease in autoimmune patients and multiple sclerosis patients.

We incurred an increase of $750,000 in salaries and related costs in the three month period ended March 31, 2007 as we continue to build out our global business development and clinical teams in our Canadian, European and U.S. offices. Stock-based compensation increased by $559,000 from the first quarter in 2006 as a result of additional higher-priced options issued since March 2006 and forfeitures of previously issued options recognized in the first quarter of 2006.

The total number of employees engaged in research and development increased from 53 at March 31, 2006 to 57 at March 31, 2007, which includes 14 employees in our business development function.

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

The last patient received their final dose in the induction phase of our trial for the use of CellCept in the treatment of lupus nephritis in March 2007 and we plan to achieve data lock in the second quarter of 2007. However, we may not be able to complete our CellCept projects on schedule as our patient enrollment may be slower than expected, the results from a clinical trial may not be favorable, or the FDA or other regulatory agencies may require additional clinical trials. Further, data from clinical trials is subject to varying interpretation, and may be deemed insufficient by the regulatory agencies reviewing applications for marketing approvals. As such, clinical development and regulatory programs are subject to risks and changes that may significantly impact our expense projections and development timelines.

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

Marketing, general and administrative expenses were $9.8 million for the three month period ended March 31, 2007, compared to $6.1 million for the three month period ended March 31, 2006. The increase of $3.7 was primarily due to additional salary expenses, as we increased the number of employees undertaking marketing, general and administrative activities, as we continued the build out of our European and U.S. operations. Stock-based compensation increased by $1.3 million over the first quarter of 2006 as a result of additional higher-priced options issued since March 2006 and forfeitures of previously issued options recognized in the first quarter of 2006.

The total number of employees engaged in marketing, general and administrative activities increased from 60 at March 31, 2006 to 78 at March 31, 2007.

For the three month period ended March 31, 2007 our marketing costs represented 43% of total marketing, general and administrative expenses compared to 35% for the first quarter of 2006. We expect our marketing infrastructure expenses to continue to increase as we continue to build out our U.S. and European operations. Our marketing program costs will increase significantly immediately prior to and after obtaining regulatory approvals. We expect the growth in our general and administrative expenses to keep pace with overall company activity as we continue to build our operations to support our business, incur the additional costs of being a publicly traded company, and support our agreement with Roche and additional collaborations.

Foreign Exchange Gain (Loss)

Foreign exchange losses were $14,000 for the three month period ended March 31, 2007, compared to gains of $866,000 for the three month period ended March 31, 2006. The net foreign exchange losses were due to the decline in the U.S. Dollar against the Swiss Franc during the quarter, offset by the overall gain in the U.S. Dollar against the Canadian dollar, British pound and Swiss Franc from December 31, 2006.

Interest and Other Income

Interest and other income was $3.3 million for the three month period ended March 31, 2007, compared to $1.4 million for the three month period ended March 31, 2006. The increase of $1.9 million was due to higher average investment balances during the three month period ended March 31, 2007 and higher average rates of return on those investments.

Income Taxes

The provision for income taxes was $4.1 million for the three months ended March 31, 2007, resulting in an effective global tax rate of 10.1% for the period. The difference between the effective tax rate and the statutory Canadian federal income tax rate of 34.1% relates to significant profit in our Swiss subsidiary with favourable foreign tax rates, changes in our future income tax valuation allowance and utilization of tax pools.

We expect our global structure to yield an effective tax rate of less than 15% going forward.

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2007, we had working capital of $314.9 million, which included $277.2 million in cash, cash equivalents and marketable securities. In aggregate, our cash and investment resources increased by $17.3 million from $259.9 million at December 31, 2006. We had $65.2 million in accounts receivable at March 31, 2007, of which $64.8 million is due from Roche and payable to us within 45 days of March 31, 2007.

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

Cash Flows

Operating activities

Net cash from operating activities was $20.5 million for the three month period ended March 31, 2007, compared to $30.3 million for the three month period ended March 31, 2006. The decrease of $9.8 million in net cash flows from operating activities reflects a $16.2 million decrease due to accounts payable, income taxes payable and accrued liabilities and a $8.3 million decrease in net income, offset by a $1.0 million increase in non-cash expenditures and a $13.8 million increase due to accounts receivable.

Investing activities

Net cash used in investing activities was $52.1 million for the three month period ended March 31, 2007, compared to $1.7 million for the three month period ended March 31, 2006. Purchases of investments in marketable securities during the three month period ended March 31, 2007 were $86.6 million, and were partially offset by proceeds from sales of short-term investments in marketable securities of $36.2 million. Royalty revenue received in the three month period ended March 31, 2007 was more than sufficient to fund our current operations, which allowed us to invest more of our funds into higher rate, longer term maturities as compared to the three month period ended March 31, 2006.

Financing activities

Net cash used by financing activities was $19,000 for the three month period ended March 31, 2007, compared to $1.3 million cash provided for the three month period ended March 31, 2006. The decrease of $1.3 million was due to the lower number of stock options being exercised in the current period.

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

As a result of our global operations with offices in Canada and the United Kingdom, we incurred significant amount of our research and development and general and administrative expenditures in both Canadian dollars and pounds sterling. In order to hedge against the impact of fluctuations in the value of the Canadian dollar and pound sterling relative to the U.S. dollar, we enter into short-term forward contracts to purchase both Canadian dollars and pounds sterling. Forward hedges relating to forecasted expenditures are cash flow hedges.

The fair value of the derivative financial instruments is the estimated amount that we would receive or pay to terminate a contract at the reporting date. At March 31, 2007 the amount we would pay to terminate all open contracts is $2.0 million.

Contractual Obligations and Commitments

As of March 31, 2007, there was no material change in our capital lease or operating lease obligations or any other long-term liabilities reflected on our consolidated balance sheet as compared to such obligations and liabilities at December 31, 2006.

We also have agreements with clinical sites, and contract research organizations for the conduct of our clinical trials. We make payments to these sites and organizations based upon the number of patients enrolled and the period of follow-up in the trials. At March 31, 2007, we have commitments to these groups amounting to $27.5 million over the next three years. In addition we have contractual commitments for investigator initiated trials totaling $2.1 million over the next three years.

Credit Facilities

We have various agreements with a Canadian chartered bank providing for revolving demand facilities and a lease line in the aggregate amount of $3.6 million. As of March 31, 2007 we had $691,000 of outstanding indebtedness under our credit facilities. The Canadian chartered bank may cancel or restrict the availability of any unutilized portion of our facilities at any time and from time to time without notice. Our credit facilities are secured by a security agreement constituting a first ranking security interest in all our personal property.

Off-Balance Sheet Arrangements

Since inception we have not engaged in material off-balance sheet activities, including the use of structured finance, special purpose entities or variable interest entities.

Related Party Transactions

For a description of our related party transactions during the three month period ended March 31, 2007, please see Note 11 to our Notes to Consolidated Financial Statements.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or SFAS 157. SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

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

Interest Rate Risk

Our material interest-bearing assets consisted of cash, cash equivalents and marketable securities. The balance of our interest-bearing portfolio, including cash, cash equivalents and investments, was $277.2 million or 80.0% of total current assets at March 31, 2007. Interest income related to this portfolio was $3.3 million for the three month period ended March 31, 2007. Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest-bearing portfolio.

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

We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007. Based upon their evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were reasonably effective in ensuring that information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-Q.

Changes in internal controls

There were no changes in our internal controls over financial reporting during the three month period ended March 31, 2007 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

In the quarter ended March 31, 2007, we increased our number of employees by 2 and, as of March 31, 2007, we had 135 employees. In order to continue the development and potential commercialization of CellCept for autoimmune indications and enter into new collaborations we will need to expand our clinical development, regulatory, marketing and sales promotion capabilities. We currently have operations in Canada, the United States, the United Kingdom, and Switzerland. Our ability to manage our global operations and expected growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to make such improvements in an efficient or timely manner and may discover deficiencies in existing systems and controls. Our ability to develop and commercialize products for new indications and compete effectively, and our future financial performance will depend, in part, on our ability to manage any future growth effectively.

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

We have employment agreements with each of our executive officers; however, each may terminate their employment upon notice and without cause or good reason. On May 2, 2007, Mr. Glickman announced his intention to step down as Chief Executive Officer during 2007. We currently are not aware that any other executive officer is planning to leave or retire.

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

Our stock price is volatile. Since our initial public offering on March 4, 2005 and through April 30, 2007, our common shares have traded on the NASDAQ Global Select Market between $11.00 and $34.89 per share. The stock market in general and the market for biopharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The price for our common shares may be influenced by many factors, including:

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

As of March 31, 2007, our directors and executive officers, together with their affiliates, beneficially owned approximately 22% of our outstanding common shares, including shares subject to outstanding stock options and warrants. These shareholders, acting together, can exercise significant influence over all matters requiring shareholder approval, including the election of directors and any amendment of our notice of articles or articles. This concentration of ownership could also have the effect of delaying or preventing a change in our control.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION

Executive Officer Cash Bonuses and Stock Options

On February 6, 2007, the Compensation Committee recommended and our Board of Directors approved cash bonuses and the grant of stock options to our Chief Executive Officer, Chief Financial Officer and our three most highly compensated executive officers who earned at least $100,000 of total compensation for the year ended December 31, 2006, as follows:

Named Executive Officer	Position	Cash Bonus Awarded (1)	Number of Shares Subject to Stock Options (2)
Richard Glickman	Chairman and Chief Executive Officer	$139,000	30,000
Noel Hall	President	90,000	20,000
Bruce Cousins	Executive Vice President and Chief Financial Officer	80,000	35,000
Charles Goulburn	Executive Vice President, Global Pharmaceutical Operations	75,000	20,000
Richard Jones	Chief Scientific Officer	42,000	18,000

(1)	The cash bonuses were fully accrued at December 31, 2006 and did not impact expenses for the three month period ended March 31, 2007.

(2)
Each stock option has an exercise price payable in Canadian dollars of C$23.93 ($20.24), being the closing price of our common shares on February 5, 2007 (the trading session ending immediately prior to the time of grant) as reported on the Toronto Stock Exchange, has a ten year term and vests in equal monthly amounts for 48 months from the date of grant.

2006 Performance Bonus Calculation

Each executive officer is eligible for a discretionary performance bonus determined as a percentage of such executive officer's annual base salary as set forth in such officer's employment agreement with Aspreva. The Compensation Committee reviews and recommends to the Board of Directors all compensation decisions relating to our executive officers. The Compensation Committee reviews annually: (i) the annual corporate objectives of Aspreva, which in general include operating, business development and clinical and product development goals; and (ii) the general personal objectives of each executive officer as proposed by our Chief Executive Officer. The Compensation Committee undertakes a review to establish the extent to which such objectives have been met for the purpose of determining each executive officer’s annual cash bonus to recommended to the Board of Directors for approval. In reviewing the performance of each named executive officer, the Compensation Committee also considers each executive officer’s level of leadership, teamwork and general participation in the development of individuals responsible to the executive officer.

On February 6, 2007, the Compensation Committee recommended and our Board of Directors approved annual discretionary performance bonuses to our executive officers in the range of 50% to 84% of their maximum allowable bonus. The Compensation Committee has also approved the corporate and personal goals pursuant to which the performance of the executive officers will be evaluated in 2007 for the purposes of recommending to the Board of Directors the award of discretionary performance bonuses and stock option grants. Please see the 2007 Discretionary Variable Compensation Plan filed as Exhibit 10.34 to this Quarterly Report on Form 10-Q, the description of which is incorporated herein by reference.

ITEM 6. EXHIBITS.

10.34	2007 Discretionary Variable Compensation Plan.

31.1	Certification of the Chief Executive Officer, as required by Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer, as required by Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.

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

ASPREVA PHARMACEUTICALS CORPORATION
May 8, 2007	/s/ Bruce G. Cousins
Bruce G. Cousins
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.34	2007 Discretionary Variable Compensation Plan.

31.1	Certification of the Chief Executive Officer, as required by Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer, as required by Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.

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