Form 10-Q
period 2007-06-30
Aspreva Pharmaceuticals CORP
filed 2007-08-08
CIK 1314026

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-51169

ASPREVA PHARMACEUTICALS CORPORATION
(Exact name of registrant as specified in its charter)

British Columbia, Canada	98-0435540
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐     No ☑

As of July 26, 2007, the registrant had 35,198,813 common shares outstanding.

ASPREVA PHARMACEUTICALS CORPORATION

FORM 10-Q
For the Quarterly Period Ended June 30, 2007

PART I — FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

ASPREVA PHARMACEUTICALS CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars)
(Unaudited)

	June 30,	December 31,
	2007	2006

ASSETS
Current
Cash and cash equivalents	$51,822	$49,217
Restricted cash	809	731
Marketable securities (Note 3)	272,119	210,678
Accounts receivable	68,709	57,426
Prepaid expenses	669	394
Deferred income tax asset	2,428	2,142
Foreign currency contracts (Note 8)	2,066	298

Total current assets	398,622	320,886
Property and equipment, net	4,419	4,736
Deferred income tax asset	2,360	1,435

TOTAL ASSETS	$405,401	$327,057

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current
Accounts payable	$11,467	$14,279
Income taxes payable	9,443	11,769
Accrued liabilities	9,983	8,604
Foreign currency contracts (Note 8)	608	1,695
Unearned royalty advance	6,536	6,559
Current portion under capital leases	171	329
Current portion of deferred lease inducement	153	130
Deferred income tax liability	1,007	742

Total current liabilities	39,368	44,107
Long-term portion under capital leases	45	91
Long-term portion of deferred lease inducement	334	391
Deferred income tax liability	1,056	830

Total liabilities	40,803	45,419

Commitments and contingencies (Notes 7 and 12)
Shareholders’ equity (Note 6)
Common shares
Authorized: unlimited
Issued and outstanding	151,408	150,815
June 30, 2007 - 35,196,709
December 31, 2006 - 35,159,619
Additional paid-in capital	18,185	13,049
Retained earnings	193,181	118,625
Accumulated other comprehensive income (loss)	1,824	(851)

Total shareholders’ equity	364,598	281,638

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$405,401	$327,057

See accompanying notes to consolidated financial statements.

ASPREVA PHARMACEUTICALS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(In thousands of U.S. dollars, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006

Royalty revenue (Note 2)	$63,776	$51,693	$123,049	$114,373
Expenses
Research and development (Note 15)	15,541	12,218	27,811	22,032
Marketing, general and administrative	9,210	10,753	19,012	16,864

	24,751	22,971	46,823	38,896

Operating income	39,025	28,722	76,226	75,477
Other income (expense)
Foreign exchange gain (loss)	425	(97)	411	769
Interest and other income	3,361	2,202	6,683	3,622

Total other income	3,786	2,105	7,094	4,391

Income before income taxes	42,811	30,827	83,320	79,868
Income tax expense (Note 9)	4,669	2,871	8,764	7,160

Net income	$38,142	$27,956	$74,556	$72,708

Net income per common share (Note 5)
Basic	$1.08	$0.81	$2.12	$2.11

Diluted	$1.08	$0.78	$2.11	$2.03

See accompanying notes to consolidated financial statements.

ASPREVA PHARMACEUTICALS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006

Operating Activities
Net income for the period	$38,142	$27,956	$74,556	$72,708
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation and amortization (Note 15)	3,158	150	3,373	272
Deferred taxes	(336)	(87)	(388)	830
Stock-based compensation	2,615	2,241	5,464	3,214
Net change in non-cash working capital items related to operations:
Accounts receivable	(3,998)	11,399	(9,336)	(7,782)
Prepaid expenses	214	(90)	(275)	(923)
Restricted cash	(67)	(38)	(78)	(40)
Accounts payable	1,295	535	(2,836)	2,757
Income taxes payable	5,427	2,805	(2,326)	5,645
Accrued liabilities	2,553	3,037	1,379	1,497

Net cash flows from operating activities	49,003	47,908	69,533	78,178

Investing Activities
Purchases of marketable securities	(164,983)	(98,278)	(251,592)	(153,893)
Redemptions of marketable securities	151,553	40,295	187,722	94,250
Purchase of property and equipment	(1,412)	(275)	(3,089)	(329)

Net cash flows used in investing activities	(14,842)	(58,258)	(66,959)	(59,972)

Financing Activities
Issuance of common shares	154	551	234	1,955
Payments on capital lease obligations	(103)	(110)	(203)	(219)

Net cash flows from financing activities	51	441	31	1,736

Net increase (decrease) in cash and cash equivalents	34,212	(9,909)	2,605	19,942

Cash and cash equivalents, beginning of the period	17,610	44,610	49,217	14,759

Cash and cash equivalents, end of the period	$51,822	$34,701	$51,822	$34,701

See Note 10 for supplemental cash flow information

See accompanying notes to consolidated financial statements.

ASPREVA PHARMACEUTICALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(all tabular amounts in thousands of U.S. dollars other than share or per share data or unless otherwise stated)
June 30, 2007

1.	Nature of Business and Basis of Presentation

Unless the context otherwise required, all references to “Aspreva”, “we”, “our” and “us” refer to Aspreva Pharmaceuticals Corporation and its subsidiaries.

We were incorporated on December 20, 2001 under the Canada Business Corporation Act and continued under the Business Corporations Act (British Columbia) on November 19, 2004. Our principal business is to identify, develop and upon approval, commercialize evidence-based medicines for patients living with less common diseases.

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

In the opinion of management, these consolidated financial statements include all normal and recurring adjustments considered necessary to present fairly our financial position, results of operations and cash flows. The results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the operating results for the full year or for any other interim period subsequent to June 30, 2007.

2.	Significant Accounting Policies

Our significant accounting policies are the same as described in Note 2 to our Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the United States Securities and Exchange Commission on February 26, 2007, except for the adoption of Financial Accounting Standards Board, or FASB, Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, or FIN 48. The following is a summary of the significant accounting policies used in the preparation of these financial statements.

Income Taxes

Effective January 1, 2007, Aspreva adopted FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attributes for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognizing, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The implementation of FIN 48 did not have a material impact on Aspreva’s consolidated financial statements.

Revenue Recognition

In accordance with the terms of our agreement with Hoffmann — La Roche Inc. and F. Hoffmann — La Roche Ltd, collectively Roche, we earn a royalty based on an equal sharing of incremental net sales of CellCept in non-transplant indications above a negotiated baseline less a distribution fee, payable on a quarterly basis. This baseline is subject to an annual price index adjustment. Roche and Aspreva set the baseline for 2007 at 131.3 million Swiss Francs, or CHF. Royalty revenue is recognized net of value added tax in accordance with the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, or SAB 104, Revenue Recognition,

ASPREVA PHARMACEUTICALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which sets forth criteria that must be met in order to recognize revenue: (i) there is persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectibility is reasonably assured.

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

This reconciliation process is undertaken quarterly, based on the most recent available audit information, and limits reconciliation payments to either Roche or Aspreva to a maximum amount of CHF 4.0 million per quarter. Thus, at any period end we carry a maximum of CHF 4.0 million for each quarter that has not been reconciled, classified as unearned royalty advance on the balance sheet. As at June 30, 2007, there was CHF 8.0 million ($6.5 million) recorded in unearned royalties as the royalties for the first and second quarters of 2007 have not been reconciled.

Derivative Instruments

We use derivative financial instruments to hedge foreign currency exposures in the business.

Statement of Financial Accounting Standards No. 133, or SFAS 133, Accounting for Derivative Instruments and Hedging Activities, which was amended in June 2000 by SFAS 138 and in May 2003 by SFAS 149, establishes accounting and reporting standards for derivative instruments and hedging activities. Derivative instruments are recorded as assets or liabilities, measured at fair value. Derivative instruments that do not qualify as hedges or are not designated as hedges are adjusted to fair value through income.

Our royalty payments are received from Roche in CHF on a quarterly basis 45 days after each quarter end. Sales of CellCept are denominated in multi-currencies and are converted to CHF by Roche for the purpose of calculating amounts to be paid to us. To the extent the Swiss franc increases in value relative to these other currencies, the total aggregate CHF value of CellCept sales decreases and the amount that we are entitled to may be reduced. To mitigate this risk, at the beginning of each quarter, we enter into noon average rate contracts, or NARCs, to sell U.S. dollars and Euros and buy CHF. The NARCs are designed to hedge our direct exposures of forecasted transactions and are designated as cash flow hedges on the date the hedge is entered into. Changes in the fair value of the contracts are included in revenue.

In addition, forward contracts to sell CHF are entered into with settlement dates that coincide with the date we receive our royalty payments from Roche. The forward contracts entered into are based on forecasts and as such they are initially designated as cash flow hedges on the date the contracts are entered into. At each quarter end the forward contracts related to the respective quarter’s revenue payment are re-designated and are treated as fair value hedges. If the contract is entered into prior to the period in which the underlying transaction occurs, changes in the value of the contract are recorded in other comprehensive income (loss). During the period in which the hedged transaction occurs, changes in the fair value of the contract are included in revenue. Upon designation as a fair value hedge, changes in the fair value of the contract are included in other income as a foreign exchange gain (loss).

As a result of our global operations with offices in Canada and Europe we incur significant amounts of our research and development and general and administrative expenditures in Canadian dollars, euros and pounds sterling. In order to hedge against the impact of fluctuations in the value of the Canadian dollar, euro and pounds sterling relative to the U.S. dollar, we enter into short-term forward contracts to purchase Canadian dollars, euros and pounds sterling. Forward contracts relating to forecasted expenditures are designated as cash flow hedges and changes in the fair value of these contracts are included in other comprehensive income (loss), until the hedged item

ASPREVA PHARMACEUTICALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

is recognized in income at which time the deferred gain (loss) is recognized as other income as a foreign exchange gain (loss).

3.	Marketable Securities

Available for sale debt securities

					Approximate
			Gross	Gross	Market
		Accrued	Unrealized	Unrealized	and Carrying
	Cost	Interest	Gains	Losses	Value

June 30, 2007	$267,815	$3,376	$1,108	$(180)	$272,119
December 31, 2006	$208,762	$1,820	$153	$(57)	$210,678

4.	Stock-Based Compensation

We measure stock-based awards using the Black-Scholes option pricing model and amortize the fair value of granted stock options to the consolidated statement of income over the vesting period of the options on an accelerated basis. We estimate the fair value of options using the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006

Expected stock price volatility	70%	70%	70%	70%
Average risk-free interest rate	4%	4%	4%	4%
Expected option life in years	5.0	5.0	5.0	5.0
Dividend yield	0%	0%	0%	0%

Included within the consolidated statements of income are the following charges for stock-based compensation:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006

Research and development expense	$1,309	$784	$2,209	$1,125
Marketing, general and administrative expense	1,306	1,457	3,255	2,089

Total stock-based compensation	$2,615	$2,241	$5,464	$3,214

ASPREVA PHARMACEUTICALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock option transactions for the six-month period ended June 30, 2007, and the number of stock options outstanding as of June 30, 2007, are summarized below:

	Number of
	Optioned	Weighted
	Common	Average
	Shares	Exercise Price

Exercisable in Canadian dollars
Outstanding at December 31, 2006	2,011,371	$17.92
Options granted	694,100	23.35
Options forfeited	(38,258)	14.47
Options exercised	(13,038)	5.52

Outstanding at March 31, 2007	2,654,175	$19.45

Options granted	—	—
Options forfeited	(23,490)	13.46
Options exercised	(24,052)	7.04

Outstanding at June 30, 2007	2,606,633	$19.62

Exercisable at June 30, 2007	933,252	$14.98

The stock options expire at various dates from September 2013 to February 2017. As of June 30, 2007, a total of 1,719,217 common shares are available for future grant under the Aspreva 2002 Incentive Stock Option Plan. The stock options typically have a ten year contractual life and vest ratably over a period of one to four years from the date of grant.

5.	Net Income per Common Share

We calculate net income per common share in accordance with SFAS No. 128, Earnings per Share, which requires the presentation of basic and diluted net income per common share using the treasury stock method.

The denominators for basic and diluted net income per common share for the three and six-month periods ended June 30, 2007 and 2006 were calculated as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006

Weighted average shares outstanding used for basic net income per common share	35,188,062	34,676,544	35,176,659	34,527,315
Effect of dilutive stock options	256,080	1,226,628	223,528	1,120,270
Effect of dilutive warrants	—	108,271	—	106,475

Weighted average shares outstanding used for diluted net income per common share	35,444,142	36,011,443	35,400,187	35,754,060

Due to their anti-dilutive nature, the following potentially issuable shares were omitted from the calculation of diluted net income per common share for these periods:

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006

Stock options	821,822	—	821,822	336,000

ASPREVA PHARMACEUTICALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Shareholders’ Equity

Statement of Shareholders’ Equity

The following table summarizes the activity in our shareholders’ equity from December 31, 2006 to June 30, 2007:

				Accumulated
			Additional	Other		Total
	Number	Common	Paid-In	Comprehensive	Retained	Shareholders’
	of Shares	Shares	Capital	Income (Loss)	Earnings	Equity

Balance, as of December 31, 2006	35,159,619	$150,815	$13,049	$(851)	$118,625	$281,638

Shares issued on:
Exercise of options	13,038	229	(149)	—	—	80
Stock-based compensation expense	—	—	2,849	—	—	2,849
Unrealized gain on derivative financial instruments, net of tax	—	—	—	159	—	159
Reclassification of unrealized gain on derivative financial instruments, net of tax	—	—	—	(147)	—	(147)
Unrealized gain on marketable securities, net of tax	—	—	—	314	—	314
Net income for the period	—	—	—	—	36,414	36,414

Balance, as of March 31, 2007	35,172,657	$151,044	$15,749	$(525)	$155,039	$321,307

Shares issued on:
Exercise of options	24,052	364	(210)	—	—	154
Stock-based compensation expense	—	—	2,615	—	—	2,615
Income tax benefit on exercise of stock options	—	—	31	—	—	31
Unrealized gain on derivative financial instruments, net of tax	—	—	—	2,025	—	2,025
Reclassification of unrealized gain on derivative financial instruments, net of tax	—	—	—	(93)	—	(93)
Unrealized gain on marketable securities, net of tax	—	—	—	461	—	461
Reclassification of unrealized gain on marketable securities, net of tax	—	—	—	(44)	—	(44)
Net income for the period	—	—	—	—	38,142	38,142

Balance, as of June 30, 2007	35,196,709	$151,408	$18,185	$1,824	$193,181	$364,598

Comprehensive Income

Comprehensive income was $40.5 million and $25.6 million for the three-month periods ended June 30, 2007 and 2006, respectively. Comprehensive income was $77.2 million and $70.5 million for the six-month periods ended June 30, 2007 and June 30, 2006, respectively.

ASPREVA PHARMACEUTICALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Contractual Obligations and Commitments

We have agreements with clinical sites and contract research organizations for the conduct of our clinical trials. We make payments to these sites and organizations based upon the number of patients enrolled and the period of follow-up in the trials. At June 30, 2007, we have commitments to these groups amounting to $24.1 million over the next three years.

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

8.	Derivative Financial Instruments

The following is a summary of the derivative instruments in place at June 30, 2007:

			Total	Average
			Notional	Settlement
Type of hedge	Currency Exchanged	Settlement dates	Amount	Amount

Forward Contract	Sell USD buy CAD	July 2007 — June 2008	7,567 USD	0.7938
Forward Contract	Sell USD buy GBP	July 2007 — June 2008	4,115 USD	1.9334
Forward Contract	Sell CHF buy GBP	August 2007 — May 2008	1,022 CHF	2.3921
Forward Contract	Sell CHF buy CAD	August 2007 — May 2008	2,308 CHF	1.0796
Forward Contract	Sell USD buy Euro	July 2007 — December 2007	869 USD	1.3074
Forward Contract	Sell CHF buy Euro	August 2007 — November 2007	234 CHF	1.5993
Fair Value — dual purpose	Sell CHF buy USD	August 2007	62,034 CHF	1.2011
Cash Flow — dual purpose	Sell CHF buy USD	November 2007 — May 2008	130,426 CHF	1.2069
NARC	Sell USD buy CHF	August 2007 — November 2007	56,926 USD	0.8273
NARC	Sell Euro buy CHF	August 2007 — November 2007	11,231 Euro	0.6140

The fair value of the derivative financial instruments is the estimated amount that we would receive or pay to terminate a contract at the reporting date. At June 30, 2007, the fair value of our forward contracts and NARCs totaled $2.1 million and $(608,000) respectively. Cash flow hedges amounting to $1.1 million were recorded in Other Comprehensive Income. For the three and six month periods ended June 30, 2007, $318,000 and ($683,000) of fair value and cash flow hedges were recorded in revenue, respectively. For the three and six month periods ended June 30, 2006, $179,000 and $1.4 million of fair value and cash flow hedges were recorded in revenue, respectively.

We do not use derivative financial instruments for speculative or trading purposes, nor do we hold or issue leveraged derivative financial instruments. All activity is governed by a Board of Directors approved hedging policy and is monitored for compliance on an ongoing basis.

9.	Income Taxes

The provision for income taxes was $8.8 million for the six month period ended June 30, 2007, resulting in an effective global tax rate of 10.5% for the period. The difference between the effective tax rate and the statutory Canadian federal income tax rate of 34.1% relates to differing foreign tax rates, changes in our future income tax valuation allowance and utilization of tax pools. We believe the overall effective global tax rate for the full year will be less than 15%.

ASPREVA PHARMACEUTICALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effective January 1, 2007, we adopted FIN 48. The total amount of unrecognized tax benefits as of the date of adoption was $0.7 million, and, if recognized, the full amount would impact the effective tax rate. As at June 30, 2007, the total amount of unrecognized tax benefits is $0.9 million. We do not expect the unrecognized tax benefit to materially decrease until the conclusion of Canadian tax audits of certain years.

Our accounting policy is to treat interest and penalties relating to unrecognized tax benefits as a component of income taxes. As of January 1, 2007 and June 30, 2007 we had no accrued interest and penalties related to income taxes.

Aspreva is subject to taxes in Switzerland, Canada, the United Kingdom and the United States. The tax years which remain subject to examination by major jurisdictions as of June 30, 2007 include 2003 to present. During the second quarter of 2007, the Canadian tax authorities concluded an audit on our Scientific Research and Experimental Development claim for 2004 and commenced an audit on our Scientific Research and Experimental Development claim for 2005. The 2005 audit was concluded subsequent to June 30, 2007. Both audits were concluded without material impact on Aspreva’s financial position or results of operations. In addition, the Canadian tax authorities commenced an audit of Canadian tax returns for the years of 2003 to 2005 during the second quarter of 2007.

10.	Supplemental Cash Flow

Supplemental cash flow information is as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006

Income taxes paid	—	50	11,995	269
Interest paid	19	11	25	23
Amortization of leasehold inducements	15	31	34	61

11.	Related Party Transactions

We retain a law firm where a senior partner is a member of our board of directors and acts as our Corporate Secretary. In the six-month period ended June 30, 2007 and 2006, we incurred legal fees payable to this law firm of $234,000 and $270,000, respectively, all of which, excluding $25,000 in accrued liabilities, has been paid as of June 30, 2007. In 2007 and 2006, these fees relate primarily to general corporate legal advice.

12.	Contingencies

From time to time, we may be involved in litigation relating to claims arising out of our operations. We are not currently involved in any material legal proceedings.

13.	Comparative Figures

Certain of the prior year’s figures have been reclassified to conform to the presentation adopted in the current period.

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

ASPREVA PHARMACEUTICALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159. SFAS 159 allows companies to elect to follow fair value accounting for certain financial assets and liabilities in an effort to mitigate volatility in earnings. SFAS 159 is applicable only to certain financial instruments and is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS 159 on our consolidated financial statements.

In June 2007, the FASB issued Emerging Issues Task Force No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, or EITF 07-3. EITF 07-3 concludes that nonrefundable advance payments for goods and services to be received in the future for use in research and development activities should be deferred and capitalized. The capitalized amounts should be expensed as the related goods are delivered or the services are performed. EITF 07-3 is effective for new contracts entered into during fiscal years beginning after December 15, 2007. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

15.	Impairment of Long-Lived Asset

In connection with the preparation of the consolidated financial statements for the three-month period ended June 30, 2007, we determined that certain enterprise data capture software is impaired based on its uncertain future service potential. Accordingly, an impairment charge of $2.9 million has been recorded as a depreciation expense and is included in research and development expense in our consolidated statement of income.

16.	Subsequent Events

On July 25, 2007, we announced a restructuring plan designed to better focus our operations on core activities that are expected to drive long-term growth. We expect that the severance and associated costs of this plan will result in a charge to operating income of between $1.5 and $2.0 million. It is expected that the majority of the restructuring costs will be incurred in the third quarter of 2007.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis by our management of our financial condition and results of operations in conjunction with our audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2006 and our unaudited consolidated financial statements for the six month period ended June 30, 2007. Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and are presented in U.S. dollars.

Forward-Looking Statements

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and/or forward-looking information under applicable Canadian provincial securities laws (collectively, “forward-looking statements”), which are subject to the “safe harbor” created by those sections. The words “anticipates”, “believes”, “estimates”, “expects”, “intends”, “may”, “plans”, “projects”, “will”, “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. The forward-looking statements in this discussion include, but are not limited to, statements concerning:

•	our strategy;

•	our future operations;

•	our future financial position;

•	our future revenues;

•	our projected costs;

•	prospects, plans and objectives of our management;

•	our expectations regarding our relationship with Hoffmann — La Roche Inc. and F. Hoffmann — La Roche Ltd, or collectively Roche;

•	our expectations regarding the development of CellCept for certain autoimmune indications; and

•	our expectations with respect to our clinical trials of CellCept.

With respect to the forward-looking statements contained in this discussion, we have made numerous assumptions regarding, among other things:

•	our ability to complete our clinical trials of CellCept;

•	our ability to file a supplemental new drug application, or sNDA, with the U.S. Food and Drug Administration, or FDA, as well as other applicable filings with the European Union and Canadian regulatory authorities;

•	our ability to protect our intellectual property rights and to not infringe on the intellectual property rights of others;

•	our ability to comply with applicable governmental regulations and standards;

•	our ability to succeed at establishing a successful commercialization program for CellCept in any indication for which it may be approved; and

•	other assumptions set forth in Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q.

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

Our objective is to successfully complete our current clinical programs while seeking growth opportunities that will allow us to leverage the clinical, medical affairs and commercial infrastructure that we have established. Potential opportunities for growth include the acquisition or licensing of products in various stages of clinical or commercial development and/or the acquisition of a pharmaceutical or biotechnology company.

We announced the appointment of Dr. J. William Freytag as Chairman and CEO in July 2007. Most recently Dr. Freytag served as President, Chief Executive Officer and Chairman of Myogen, Inc., a publicly-traded development-stage biopharmaceutical company, which was acquired by Gilead Sciences, Inc. in 2006.

In July 2007, Aspreva announced a reorganization of our operations in order to better focus on core activities that are expected to drive long-term growth. To achieve this goal, we expect to reduce staffing levels by approximately 25 percent, or 33 positions worldwide. This restructuring coincides with the winding down of the induction phase of our lupus nephritis clinical trial following the release of preliminary results in June and the completion of our phase III myasthenia gravis clinical trial in late 2006. The timing of the restructuring and related charges is subject to local labor regulations; however we expect to substantially complete the restructuring during the third quarter 2007. We expect the severance and associated costs of this restructuring to be between $1.5 and $2.0 million.

Following Dr. Freytag’s appointment and the restructuring of the organisation, we remain committed and focussed on completing a transaction consistent with our corporate strategy by continuing, and building upon, our efforts to date. Due to the nature of such transactions, we are unable to reasonably estimate when such a transaction will be completed.

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

Clinical Development Program

We currently have two clinical development programs underway to evaluate CellCept in the treatment of the autoimmune diseases lupus nephritis and pemphigus vulgaris.

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

The Lupus Foundation of America estimates that between 500,000 and 1.5 million Americans have lupus. This wide range demonstrates the challenge that exists when trying to determine the true prevalence of less common diseases such as lupus. Our analysis shows that there are currently about 600,000 patients being treated for lupus in the U.S. health care system. Since clinicians estimate that one third to one half of all lupus patients have lupus nephritis, it is projected that this disease affects at least 200,000 Americans. Based on data from third-party data providers such as IMS Health, we estimate that approximately 14% of lupus nephritis patients in the U.S. are being treated with CellCept. Neither we nor Roche market CellCept for the treatment of any autoimmune disease and the FDA has not approved the use of CellCept for the treatment of any autoimmune disease.

Clinical and Regulatory Progress

In July 2005, we initiated enrollment of patients with biopsy-proven lupus nephritis into our two phase, international phase III trial comparing CellCept to the current standard of care for inducing treatment response and maintaining remission in patients suffering from lupus nephritis.

The open-label induction phase was designed as a 24-week study comparing CellCept to intravenous cyclophosphamide, or IVC, the current standard of care for inducing treatment response in patients with lupus nephritis. In September 2006, we announced the completion of patient enrollment into this phase of the study, reaching total enrollment of 370 patients. Of these, 185 patients were to be treated with CellCept and 185 with IVC. The last patient received their final dose in this phase of the trial in March 2007 and we achieved data lock in June 2007. Preliminary analysis of the data revealed that although response rates were similar in both arms, the trial did not meet its primary objective of demonstrating that CellCept was superior to IVC in inducing treatment response in these patients. The results indicated similar treatment responses with 56.2% in the CellCept arm and 53% in the IVC arm. Based on our preliminary analysis, in general, the adverse events experienced by patients in both arms of the study are consistent with those observed in lupus nephritis patients receiving immunosuppressive therapy. The overall incidence of adverse events was comparable in both treatment arms. We are conducting additional analyses to determine the potential for a regulatory submission and we plan to present the final results at an appropriate scientific forum. We expect to complete these analyses in the third quarter of 2007.

Patients who successfully completed the induction phase of our lupus nephritis study, and who were eligible, have been re-randomized into the maintenance phase, a blinded study comparing CellCept to azathioprine in maintaining remission and renal function in subjects with lupus nephritis. A total of 227 patients were re-randomized into the maintenance phase. These patients will remain in this study until they have a relapse of disease, need a treatment that the protocol does not allow, or withdraw for any other reason. The study will continue until a predetermined number of patients have left the study or for a maximum of 36 months.

Pemphigus Vulgaris

Pemphigus vulgaris is a rare dermatological autoimmune disease that, according to the International Pemphigus Foundation, affects approximately 40,000 people worldwide. Symptoms include painful and life-threatening blistering of the skin and mucous membranes which can cover much of the body.

Clinical and Regulatory Progress

In June 2006, we received orphan drug designation from the FDA for CellCept in the treatment of pemphigus vulgaris. In May 2007, we completed expanded enrollment in our international phase III trial for the study of CellCept in the treatment of pemphigus vulgaris with a total of 96 patients. In this trial, CellCept is compared to placebo with both groups receiving corticosteroids as background therapy. The trial is a randomized, double-blind, placebo controlled comparison study of CellCept and placebo and is designed to investigate the efficacy and safety of CellCept for patients with pemphigus vulgaris over a treatment period of 52 weeks. The primary end points encompass both minimal disease activity, defined as no new persistent lesions, together with a low steroid dose. We expect to complete this trial during 2008 and our goal is to file an sNDA with the FDA, as well as appropriate filings with the European Union and Canadian regulatory authorities, by the end of 2008.

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

Commercialization

Should we receive regulatory approval for a drug candidate, we intend to design our commercialization activities to comply with the laws and regulations enforced by applicable regulatory authorities. Our overall commercialization strategy is to target a small subset of specialty physicians who treat a majority of patients with the greatest underserved medical needs.

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

Once the six month lag period has passed, and audited results can be obtained, Aspreva and Roche employ a mechanism to reconcile audited amounts against the royalty previously paid to us. This reconciliation process is undertaken quarterly, based on the most recent available audit information. This reconciliation mechanism, however, will limit reconciliation payments to either Roche or Aspreva to a maximum amount of CHF 4.0 million per quarter. If the results of the reconciliation indicate that the CHF 4.0 million collar has been exceeded in favor of the same party for two consecutive quarters, we and Roche have agreed upon a mechanism to review the sales tracking methodology and/or our methodology for estimating royalty payments and introduce appropriate changes. In order to meet Roche and Aspreva’s joint objective of ensuring the methodology best reflects non-transplant use of CellCept, the terms may be changed prospectively at any time by the joint committee formed under our agreement with Roche, on which we have equal representation.

We record all but CHF 4.0 million of the royalty payment as revenue within quarterly financial results. In subsequent quarters, consistent with the timing of the reconciliation described above, the remaining CHF 4.0 million of the royalty payment, as well as any additional payments to us or from us to Roche as a result of such reconciliation will be recorded in the period the reconciliation is completed. Thus, at any period end we will carry a maximum of CHF 4.0 million for each quarter that has not then been reconciled, classified as unearned royalty advance on the balance sheet. At June 30, 2007, there was CHF 8.0 million ($6.5 million) recorded in unearned royalties as the first and second quarters of 2007 have not been reconciled.

In June 2007, Aspreva and Roche agreed to the final audited results for the net sales relating to the fourth quarter of 2006. The resulting reconciliation payment of $760,000 is payable to Aspreva within 45 days of June 30, 2007. For the three month period ended June 30, 2007, we recorded royalty revenue of $63.8 million, which is comprised of $59.8 million for the first quarter initial royalty payment ($63.0 million less $3.2 million collar recorded as unearned royalty advance) and a net reconciliation amount of $4.0 million arising from the reconciliation of audited net sales data to the initial royalty payment for the fourth quarter of 2006. The initial royalty payment and reconciliation payment are recorded in accounts receivable as of June 30, 2007, and are payable to us within 45 days of June 30, 2007.

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

Included within the consolidated statements of income are the following charges for stock-based compensation:

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
	(In millions)

Research and development expense	$1.3	$0.8	$2.2	$1.1
Marketing, general and administrative expense	1.3	1.4	3.3	2.1

Total stock-based compensation	$2.6	$2.2	$5.5	$3.2

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

However, if we have incomplete or inaccurate information, our estimates of activity levels associated with various trials at a given point in time may be inaccurate. In this event, we could record significant adjustments to research and development expenses in future periods when the actual activity level becomes known. All such costs are charged to research and development expenses as incurred. To date, we have not experienced material changes in these estimates.

Income Taxes

We have established a wholly-owned subsidiary, Aspreva Pharmaceuticals SA, a Swiss company, which is the principal party to our agreement with Roche. We have received a tax ruling from the Swiss tax authorities with an indefinite term pursuant to which certain income attributable to the exploitation of the CellCept rights we acquired from Roche and certain income attributable to the exploitation of rights we may acquire in the future from other third parties will be subject to a reduced tax rate in Switzerland.

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

Effective January 1, 2007, Aspreva adopted Financial Accounting Standards Board, or FASB, Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, or FIN 48. The implementation of FIN 48 did not have a material impact on Aspreva’s consolidated financial statements.

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

Results of Operations

Presented below is a comparison of our results of operations for the three and six-month periods ended June 30, 2007 and 2006.

Royalty Revenue

In accordance with the terms of our agreement with Roche we earn a royalty based on an equal sharing of incremental net sales of CellCept in non-transplant indications above a negotiated baseline less a distribution fee, payable on a quarterly basis. This baseline is subject to an annual price index adjustment. Accordingly, Roche and Aspreva set the baseline to CHF 131.3 million for 2007.

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

The following summarizes the royalty revenue we have earned over the last five quarters under our agreement with Roche:

	June 30,	September 30,	December 31,	March 31,	June 30,
	2006	2006	2006	2007	2007
		(In millions of U.S. dollars)

Initial quarterly payment less collar	$48.7	$47.1	$50.0	$54.5	$59.8
Reconciliation amount	3.0	0.8	2.5	4.8	4.0

Total royalty revenue	$51.7	$47.9	$52.5	$59.3	$63.8

Our second quarter 2007 revenue represents an increase over the first quarter 2007 revenue of $4.5 million and a increase of $12.1 million over the second quarter of 2006. Second quarter 2007 revenue includes the positive impact of foreign exchange and reconciliation payable to Aspreva. The reconciliation amount is in compliance with the terms of our collaboration agreement with Roche and the sales tracking methodology. We continue to expect that the reconciliation amounts will be within the collar as stated in the agreement moving forward.

Our only revenue is from our collaboration agreement with Roche. In the second quarter of 2007, we estimate that 50% of our revenue was derived from sales of CellCept in U.S. markets, 18% from major European markets (UK, Spain, Italy, France and Germany) and the remainder from rest of world markets.

Research and Development Expenses

From inception to June 30, 2007, we have incurred total research and development expenses of $117.3 million. Research and development expenses include clinical development expenditures for the use of CellCept to treat lupus nephritis, pemphigus vulgaris, and myasthenia gravis; regulatory affairs expenses related to CellCept; sponsorship of preliminary studies of CellCept efficacy in multiple investigator initiated trials; and expenses related to our business development team which is working to identify potential new drug opportunities. We expense research and development costs as they are incurred.

Clinical expenses primarily include clinical trial costs, salaries and related costs for clinical and regulatory personnel, supplies and materials, consultant services and facilities. Business development expenses primarily include salaries and related costs for business development personnel, and consultant services related to our efforts to identify other drug opportunities.

The following table shows the allocation of research and development expenses:

	Annual	Annual	Annual	For the Six Months		Total from Inception
	Total	Total	Total	Ended June 30,		to June 30
	2004	2005	2006	2006	2007	2007
	(In millions of U.S. dollars)

Lupus nephritis	$4.9	$11.9	$23.9	$8.8	$14.5	$55.3
Myasthenia gravis	2.2	11.3	12.0	6.1	1.8	27.7
Pemphigus vulgaris	1.3	3.3	3.4	2.0	1.6	10.0
Other	—	0.7	3.2	1.7	6.5	8.7

Clinical development expenditures	8.4	27.2	42.5	18.6	24.4	103.4
Business development expenditures	1.7	3.0	5.5	3.4	3.4	13.9

Total	$10.1	$30.2	$48.0	$22.0	$27.8	$117.3

Research and development expenses were $15.5 million for the three-month period ended June 30, 2007, compared to $12.2 million for the three-month period ended June 30, 2006. The increase of $3.3 million was due to a $3.5 million increase in our clinical development programs, offset by a $200,000 decrease in our business development operations. Clinical development costs increased as a result of: a $3.0 million increase in our lupus nephritis program costs reflecting the completion of the induction phase and investment in data management activities to close this trial; a $3.9 million increase in other programs, including charges related to an impairment of enterprise data capture software of $2.9 million; offset by a $3.0 million decrease in our myasthenia gravis program as a result of the discontinuation of the program in October 2006 and a $400,000 decrease in our pemphigus vulgaris program.

Included in the above-noted variance is an increase of $600,000 in salaries and stock-based compensation expenses in the three-month period ended June 30, 2007.

Research and development expenses were $27.8 million for the six-month period ended June 30, 2007, compared to $22.0 million for the six-month period ended June 30, 2006. The increase of $5.8 million was due to the increase in our clinical development programs. Clinical development costs increased as a result of: a $5.7 million increase in our lupus nephritis program costs reflecting the activity subsequent to achieving full patient enrollment; a $4.8 million increase in other programs, including charges related to an impairment of enterprise data capture software of $2.9 million; offset by a $4.3 million decrease in our myasthenia gravis program as a result of the discontinuation of the program in October 2006, and a $400,000 decrease in our pemphigus vulgaris program.

Included in the above is an increase of $2.1 million in salaries and stock-based compensation expenses. This increase relates to our business development and clinical teams in our Canadian, European and U.S. offices.

The total number of employees engaged in research and development decreased from 58 at June 30, 2006 to 55 at June 30, 2007, which includes 8 employees in our business development function.

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

Marketing, general and administrative expenses were $9.2 million for the three-month period ended June 30, 2007, compared to $10.8 million for the three-month period ended June 30, 2006. The decrease of $1.6 million was primarily due to decreased consulting expenses and personnel costs over the second quarter of 2006.

For the three-month period ended June 30, 2007, our marketing costs represented 42% of total marketing, general and administrative expenses, compared to 47% for the three-month period ended June 30, 2006. We expect our general and administrative expenses to keep pace with overall company activity.

Marketing, general and administrative expenses were $19.0 million for the six-month period ended June 30, 2007, compared to $16.9 million for the six-month period ended June 30, 2006. The increase of $2.1 million was primarily due to additional salary expenses as we increased the number of employees undertaking marketing, general and administrative activities in our European and U.S. operations. Stock-based compensation also increased by $1.2 million.

The total number of employees engaged in marketing, general and administrative activities increased from 72 at June 30, 2006 to 75 at June 30, 2007.

Foreign Exchange Gain (Loss)

Foreign exchange gains were $425,000 for the three-month period ended June 30, 2007, compared to losses of $97,000 for the three-month period ended June 30, 2006. The net foreign exchange gains were due to the increase in the U.S. dollar against the Swiss Franc during the quarter, offset by the decline in the U.S. dollar against the Canadian dollar and British pound.

Foreign exchange gains were $411,000 for the six-month period ended June 30, 2007, compared to gains of $769,000 for the six-month period ended June 30, 2006. The net foreign exchange gains were due to the increase in the U.S. dollar against the Swiss Franc during the second quarter, offset by the overall decline in the U.S. dollar against the Canadian dollar, British pound and Swiss Franc.

Interest and Other Income

Interest and other income was $3.4 million for the three-month period ended June 30, 2007, compared to $2.2 million for the three-month period ended June 30, 2006. The increase of $1.2 million was due to higher average investment balances during the three-month period ended June 30, 2007 and higher average rates of return on those investments.

Interest and other income was $6.7 million for the six-month period ended June 30, 2007, compared to $3.6 million for the six-month period ended June 30, 2006. The increase of $3.1 million was due to higher average investment balances during the six-month period ended June 30, 2007 and higher average rates of return on those investments.

Income Taxes

The provision for income taxes was $4.7 million for the three-month period ended June 30, 2007, resulting in an effective global tax rate of 10.9% for the period.

The provision for income taxes was $8.8 million for the six-month period ended June 30, 2007, resulting in an effective global tax rate of 10.5% for the period.

For both periods, the difference between the effective tax rate and the statutory Canadian federal income tax rate of 34.1% relates to significant profit in our Swiss subsidiary with favourable foreign tax rates, changes in our future income tax valuation allowance and utilization of tax pools.

We expect our global structure to yield an effective tax rate of less than 15% going forward.

Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2007, we had working capital of $359.3 million, which included $323.9 million in cash, cash equivalents and marketable securities. In aggregate, our cash, cash equivalents and marketable securities increased by $64.0 million from $259.9 million at December 31, 2006. We had $68.7 million in accounts receivable at June 30, 2007, of which $68.3 million is due from Roche and payable within 45 days of June 30, 2007.

We expect to continue to devote substantial resources to continue our CellCept development program for the treatment of lupus nephritis and pemphigus vulgaris, and to continue to pursue other new drug opportunities. The investment in CellCept development includes funding phase III clinical trials as well as regulatory expenses to support approval.

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

Cash Flows

Operating activities

Net cash from operating activities was $49.0 million for the three-month period ended June 30, 2007, compared to $47.9 million for the three-month period ended June 30, 2006. The increase of $1.1 million in net cash from operating activities reflects a $10.2 million increase in net income, a $3.1 million increase in non-cash expenditures, and a $2.9 million increase due to accounts payable, income taxes payable and accrued liabilities, offset by a $15.4 million decrease due to accounts receivable.

Net cash from operating activities was $69.5 million for the six-month period ended June 30, 2007, compared to $78.2 million for the six-month period ended June 30, 2006. The decrease of $8.7 million in net cash flows from operating activities reflects a $13.7 million decrease due to accounts payable, income taxes payable and accrued liabilities and a $1.5 million decrease due to accounts receivable, offset by a $4.1 million increase in non-cash expenditures and a $1.8 million increase in net income.

Investing activities

Net cash used in investing activities was $14.8 million for the three-month period ended June 30, 2007, compared to $58.3 million for the three-month period ended June 30, 2006. Purchases of investments in marketable securities during the three-month period ended June 30, 2007 were $165.0 million, and were offset by proceeds from sales of short-term investments in marketable securities of $151.6 million. Royalty revenue received in the three-month period ended June 30, 2007 was sufficient to fund our current operations, which allowed us to place more of our investments into higher rate, longer term maturities as compared to the three-month period ended June 30, 2006.

Net cash used in investing activities was $67.0 million for the six-month period ended June 30, 2007, compared to $60.0 million for the six-month period ended June 30, 2006. Purchases of investments in marketable securities during the six-month period ended June 30, 2007 were $251.6 million, and were offset by proceeds from sales of short-term investments in marketable securities of $187.7 million. Royalty revenue received in the six-month period ended June 30, 2007 was sufficient to fund our current operations, which allowed us to place more of our investments into higher rate, longer term maturities as compared to the six-month period ended June 30, 2006.

Financing activities

Net cash from financing activities was $51,000 for the three-month period ended June 30, 2007, compared to $441,000 for the three-month period ended June 30, 2006. The decrease of $390,000 was due to fewer share issuances under our stock option plan.

Net cash from financing activities was $31,000 for the six-month period ended June 30, 2007, compared to $1.7 million for the six-month period ended June 30, 2006. The decrease of $1.7 million was due to fewer share issuances under our stock option plan.

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

The fair value of the derivative financial instruments is the estimated amount that we would receive or pay to terminate a contract at the reporting date. At June 30, 2007 the amount we would receive to terminate all open contracts is $1.5 million.

Contractual Obligations and Commitments

As of June 30, 2007, there was no material change in our capital lease or operating lease obligations or any other long-term liabilities reflected on our consolidated balance sheet as compared to such obligations and liabilities at December 31, 2006.

We also have agreements with clinical sites, and contract research organizations for the conduct of our clinical trials. We make payments to these sites and organizations based upon the number of patients enrolled and the period of follow-up in the trials. At June 30, 2007, we have commitments to these groups amounting to $22.4 million over the next three years. In addition we have contractual commitments for investigator initiated trials totaling $1.7 million over the next three years.

Credit Facilities

We have various agreements with a Canadian chartered bank providing for revolving demand facilities and a lease line in the aggregate amount of $3.6 million. As of June 30, 2007, we had $588,000 of outstanding indebtedness under our credit facilities. The Canadian chartered bank may cancel or restrict the availability of any unutilized portion of our facilities at any time and from time to time without notice. Our credit facilities are secured by a security agreement constituting a first ranking security interest in all our personal property.

Off-Balance Sheet Arrangements

Since inception we have not engaged in material off-balance sheet activities, including the use of structured finance, special purpose entities or variable interest entities.

Related Party Transactions

For a description of our related party transactions during the six-month period ended June 30, 2007, please see Note 11 to our Notes to Consolidated Financial Statements.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159. SFAS 159 allows companies to elect to follow fair value accounting for certain financial assets and liabilities in an effort to mitigate volatility in earnings. SFAS 159 is applicable only to certain financial instruments and is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS 159 on our consolidated financial statements.

In June 2007, the FASB issued Emerging Issues Task Force No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, or EITF 07-3. EITF 07-3 concludes that nonrefundable advance payments for goods and services to be received in the future for use in research and development activities should be deferred and capitalized. The capitalized amounts should be expensed as the related goods are delivered or the services are performed. EITF 07-3 is effective for new contracts entered into during fiscal years beginning after December 15, 2007. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

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

Interest Rate Risk

Our material interest-bearing assets consisted of cash, cash equivalents and marketable securities. The balance of our interest-bearing portfolio, including cash, cash equivalents and investments, was $323.9 million or 81.3% of total current assets at June 30, 2007. Interest income related to this portfolio was $6.7 million for the six-month period ended June 30, 2007. Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest-bearing portfolio.

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

We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007. Based upon their evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as such term is defined under Securities Exchange Act Rule 13a-15(e)) were effective.

Changes in internal controls

There were no changes in our internal controls over financial reporting during the three-month period ended June 30, 2007 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II — OTHER INFORMATION

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

If we and Roche are unable to successfully manage our collaboration, the development and potential commercialization of CellCept for autoimmune indications may be delayed or prevented.

Our collaboration with Roche involves a complex sharing of control over decisions, responsibilities, costs and benefits. Development and promotional activities related to CellCept in the autoimmune indications are approved by a joint committee, consisting of an equal number of our representatives and Roche’s representatives. In the event that the joint committee is unable to reach consensus on an issue, the dispute will be referred to senior management of both parties. Unless and until senior management reaches agreement on such dispute, neither party will have the right to implement any changes to the status quo that would result from resolution of such matter. Ultimate decision making authority is vested in us as to some matters and in Roche as to other matters. Although we are responsible for compiling and preparing all applications for regulatory approval of CellCept in autoimmune indications, Roche has the ultimate decision making authority to submit these applications to the appropriate regulatory authorities. If Roche does not approve the application we prepared, or requires that we revise or modify the application, this could result in delays in receipt of regulatory approvals. In addition, Roche may develop and commercialize, either alone or with others, products that are similar to, or competitive with, CellCept. Roche may also change the focus of its development and commercialization efforts and dedicate fewer resources to CellCept or our collaboration.

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

Roche’s control over the manufacture, distribution, pricing and sale of CellCept exposes us to a number of risks which are outside our control including:

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

The expiration of Roche’s patents covering CellCept may reduce our revenue as competitors may seek to sell generic versions of CellCept.

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

We may incur significant liability if it is determined that we are promoting the “off-label” use of drugs or are otherwise found in violation of federal and state regulations in the United States or elsewhere.

Physicians may prescribe drug products for uses that are not described in the product’s labelling and that differ from those approved by the FDA or other applicable regulatory agencies. Such off-label uses are common across medical specialities. We are aware that some physicians are prescribing CellCept for the treatment of certain autoimmune diseases, including lupus nephritis, although neither we nor Roche are permitted to promote CellCept for the treatment of any autoimmune diseases, and the FDA and other regulatory agencies have not approved the use of CellCept for any autoimmune indications. Although the FDA and other regulatory agencies do not regulate a physician’s choice of treatments, the FDA and other regulatory agencies do restrict communications on the subject of off-label use. Companies may not promote drugs for off-label uses. Accordingly, prior to approval of any autoimmune indications for CellCept, we may not promote CellCept for such indications. The FDA and other regulatory agencies actively enforce regulations prohibiting promotion of off-label uses and the promotion of products for which marketing clearance has not been obtained. A company that is found to have improperly promoted off-label uses may be subject to significant liability, including civil and administrative remedies as well as criminal sanctions.

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

We and our collaborators are also subject to the U.S. federal False Claims Act and U.S. federal Anti-Kickback law. We have developed a comprehensive compliance program that seeks to establish internal controls to facilitate adherence to the rules and program requirements to which we are and will become subject. If, however, we are determined to have violated these and other laws, we could incur significant penalties and be subject to criminal prosecution. Roche might deem any such determination by a governmental authority to constitute a material breach of our agreement. In addition, management’s attention could be diverted and our reputation and our ability to enter into future collaborations could be damaged.

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

In the transplant market, CellCept currently competes with Novartis’ product, Myfortic. If CellCept is approved for any autoimmune indications, Novartis may choose to also pursue clinical trials and regulatory approval for the same indications. If approved, CellCept will also compete with immunosuppressants, such as steroids and cytotoxic agents, including cyclophosphamide, cyclosporine and azathioprine. A cytotoxic agent is an anti-cancer substance that acts by killing or preventing the division of cells. In addition, we are aware of several companies that have products in development or on the market that may be competitive with CellCept in lupus nephritis and pemphigus vulgaris. Some of the companies have commenced clinical trials for products targeting the same markets and indications that we are addressing.

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

If we are unable to effectively focus on our core activities that are expected to drive long-term growth we may be unable to develop or commercialize CellCept or any other product candidate successfully.

In the quarter ended June 30, 2007, we decreased our number of employees by 5 and, as of June 30, 2007, we had 130 employees. In July 2007, we implemented a restructuring plan that resulted in a reduction of approximately 25% of our workforce, or 33 positions worldwide. The restructuring coincides with the winding down of the induction phase of our lupus nephritis clinical trial following the release of preliminary results in June 2007 and the completion of our phase III myasthenia gravis clinical trial in late 2006. We implemented the restructuring in order to better focus on core activities that are expected to drive long-term growth. We currently have operations in Canada, the United States, the United Kingdom and Switzerland. Our ability to manage our global operations and any growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to make such improvements in an efficient or timely manner. Our ability to develop and commercialize products for new indications and compete effectively, and our future financial performance will depend, in part, on our ability to focus on our core activities and manage any future growth effectively.

We may engage in future acquisitions that could disrupt our business, cause dilution to our stockholders, reduce our financial resources and result in increased expenses.

In the future, we may acquire other businesses, drugs or drug candidates. We have not made any acquisitions to date. Accordingly, our ability as an organization to make acquisitions is unproven. We may not be able to find suitable acquisition candidates, and we may not be able to complete acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not strengthen our competitive position or achieve our goals, or these acquisitions may be viewed negatively by financial markets or investors. In addition, any acquisitions that we make could lead to difficulties in integrating personnel, technologies and operations from the acquired businesses and in retaining and motivating key personnel from these businesses. Acquisitions may disrupt our ongoing operations, divert management from day-to-day responsibilities, increase our expenses and harm our business. Future acquisitions may reduce our cash available for operations and other uses, and could result in an increase in amortization expense related to identifiable assets acquired, potentially dilutive issuances of equity securities or the incurrence of debt. We cannot forecast the number, timing or size of future acquisitions, or the effect that any such acquisitions might have on our operating or financial results.

We depend on our executive officers, and if we are not able to retain them or recruit additional qualified personnel, we may be unable to successfully develop or commercialize CellCept.

Our success depends upon the continued contributions of our executive officers and scientific and technical personnel. Due to the specialized knowledge that each of our executive officers possess with respect to CellCept and our operations, the loss of service of any of our executive officers could delay or prevent the successful completion of the clinical trials necessary for the commercialization of CellCept for lupus nephritis or pemphigus vulgaris and could harm our relationship with Roche. We carry key man life insurance coverage of $1.3 million for Noel F. Hall. We do not carry key man life insurance for any of our other executive officers.

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

The results of early clinical trials do not necessarily predict the results of later clinical trials. Drugs in later clinical trials may fail to show desired safety and efficacy traits despite having progressed through initial clinical trials. In October 2006, we announced preliminary results of our phase III trial of CellCept for the treatment of myasthenia gravis. The results of our analysis indicated that CellCept failed to meet both the primary and secondary endpoints. Given the results of the study we have discontinued our development efforts in this area. In June 2007, we announced preliminary results of our phase III trial of CellCept for the treatment of lupus nephritis. Preliminary analysis of the data revealed that the trial did not meet its primary objective of demonstrating that CellCept was superior to IVC in inducing treatment response in these patients. We are aware that Roche conducted three phase III clinical trials for CellCept in the treatment of rheumatoid arthritis which did not demonstrate efficacy. Even if we believe the data collected from clinical trials of drugs are promising, such data may not be sufficient to support approval by the FDA or any other regulatory authority. The FDA or other regulatory authorities could also interpret our data differently, which could delay, limit or prevent regulatory approval.

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

If we or our collaborators obtain regulatory approval for CellCept for any of our targeted indications, or any other product, we and our collaborators will continue to be subject to extensive regulation by the FDA, other federal authorities, certain state agencies and regulatory authorities elsewhere. These regulations will impact many aspects of our operations and the drug manufacturer’s operations including manufacture, record keeping, quality control, adverse event reporting, storage, labelling, advertising, promotion, sale and distribution, export and personnel. The FDA and state agencies may conduct periodic inspections to assess compliance with these requirements. We, together with our collaborators, will be required to conduct post-marketing surveillance of the product. We also may be required to conduct post-marketing studies. Our or our collaborators’ failure to comply with applicable FDA and other regulatory requirements, or the later discovery of previously unknown problems, may result in restrictions including:

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

We have limited experience as a company in conducting and managing clinical trials, and rely on third parties, including contract research organizations, outside consultants and principal investigators to assist us in managing, monitoring and conducting our clinical trials. We rely on these parties to assist in the recruitment of sites for participation in clinical trials, to maintain positive relations with the clinical sites and to ensure that these sites conduct the trials in compliance with the protocol and our instructions. If these third parties fail to perform satisfactorily or do not adequately fulfill their obligations to us, our clinical trials may be delayed or unsuccessful. The FDA or other regulatory agencies may inspect some of our clinical sites or our third-party vendors’ sites, to determine if our clinical trials are being conducted according to current good clinical practices. If the FDA or another applicable regulatory agency determines that our third-party vendors are not in compliance with applicable regulations, we may be required to delay, repeat or terminate such clinical trials. Any delay, repetition or termination of our clinical trials could prevent or delay the commercialization of CellCept for autoimmune indications and any other future product candidate.

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

Although Roche has an extensive patent estate covering the composition of matter, methods of treatment and manufacture of CellCept, it is possible that a third party may be issued a patent covering some aspect of CellCept or its use. If this happens, we and Roche may be restricted from developing and commercializing CellCept for autoimmune indications. If a third party brings an infringement claim against us based solely upon the development or promotion of CellCept in autoimmune indications, Roche has the right under our agreement to deduct 50% of its cost in defending such action, plus any amounts paid in settlement or in a judgment against Roche or Aspreva, from the calculation of CellCept’s net sales prior to determining our share of such sales. Roche is obligated to indemnify us if the infringing activity relates to the development and commercialization of CellCept in both transplant and non-transplant indications.

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

Our stock price is volatile. Since our initial public offering on March 4, 2005 and through July 31, 2007, our common shares have traded on the NASDAQ Global Select Market between $11.00 and $34.89 per share. The stock market in general and the market for biopharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The price for our common shares may be influenced by many factors, including:

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

As a foreign private issuer we are not required to comply with all the periodic disclosure requirements of the Securities Exchange Act of 1934 and therefore there may be less publicly available information about Aspreva than if we were a U.S. domestic issuer. In addition, our officers, directors, and principal shareholders are exempt from the reporting and “short-swing” profit recovery provisions of Section 16 of the Securities Exchange Act of 1934 and the rules thereunder. However, under Canadian provincial securities laws, our officers, directors and principal shareholders are required to file reports in electronic format through the System for Electronic Disclosure by Insiders, or SEDI, disclosing changes in beneficial ownership of, or control or direction over, our common shares and other securities. Our shareholders can access such reports at www.sedi.ca.

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

The 2007 Annual and Special General Meeting of the shareholders of Aspreva Pharmaceuticals Corporation was held on Thursday, May 31st, 2007 for the following purposes:

1. to elect nine directors for the ensuing year;

2. to appoint Ernst & Young LLP as our auditor and independent registered public accounting firm for the ensuing year;

3. to amend the Aspreva 2002 Incentive Stock Option Plan to increase from 4,031,000 to 5,281,000 common shares in respect of which stock options may be granted thereunder;

4. to amend the Aspreva 2002 Incentive Stock Option Plan to (i) comply with recent policies of the Toronto Stock Exchange; (ii) permit the award of tandem stock appreciation rights, restricted stock units and deferred stock units; and (iii) certain other changes; and

5. to transact such other business as may properly come before the Meeting, or at any adjournments or postponements thereof.

In addition, at the 2007 Annual and Special General Meeting our shareholders received our 2006 Annual Report and our audited consolidated financial statements for the year ended December 31, 2006, together with the report of the auditor and independent registered public accounting firm on those financial statements.

We are not subject to Section 14(a) of the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition of management’s solicitations.

The final vote on the proposals was recorded as follows:

Proposal 1:

The following nine directors were elected for the ensuing year by the following vote:

Nominee	For	Withheld

Richard M. Glickman	8,371,010	46,496
Noel F. Hall	8,406,731	10,775
Kirk K. Calhoun, C.P.A.	8,406,948	10,558
Ronald M. Hunt	8,413,998	3,508
Julia G. Levy, Ph.D.	8,414,001	3,505
William L. Hunter, MD, MSc	8,413,998	3,508
R. Hector MacKay-Dunn, Q.C.	8,406,090	11,416
George M. Milne, Ph.D.	8,413,998	3,508
Arnold L. Oronsky, Ph.D.	8,414,026	3,480

Proposal 2:

The appointment of Ernst & Young LLP as our auditor and independent registered public accounting firm for the ensuing year was approved by the following vote:

For	Against	Withheld

8,416,806	0	700

Proposal 3:

The amendment of the Aspreva 2002 Incentive Stock Option Plan to increase from 4,031,000 to 5,281,000 common shares in respect of which stock options may be granted thereunder was approved by the following vote:

For	Against	Withheld	Insiders	No-Vote

7,454,457	963,049	0	N/A	0

Proposal 4:

The amendment of the Aspreva 2002 Incentive Stock Option Plan was approved by the following vote:

For	Against	Withheld	Insiders	No-Vote

7,842,862	934,644	0	N/A	0

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS.

10	.3(1)	Aspreva 2002 Incentive Stock Plan.
10	.4(2)	Form of Stock Option Agreement with respect to the Aspreva 2002 Incentive Stock Option Plan.
10	.11(3)	Employment Agreement between the Registrant and Bruce G. Cousins, dated May 29, 2007.
10	.12(4)	Change in Control Agreement between the Registrant and Bruce G. Cousins, dated May 29, 2007.
31.1		Certification of the Chief Executive Officer, as required by Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.
31.2		Certification of the Chief Financial Officer, as required by Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.
32	.1*	Certification of the Chief Executive Officer, as required by Rule 13a-14(b) of the Securities and Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350).
32	.2*	Certification of the Chief Financial Officer, as required by Rule 13a-14(b) of the Securities and Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350).

*	The certifications attached as Exhibits 32.1 and 32.2 accompany this quarterly report on Form 10-Q, are not deemed filed with the U.S. Securities and Exchange Commission and are not to be incorporated by reference into any filing of Aspreva Pharmaceuticals Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

(1)	Filed as an attachment to our Proxy Statement for our 2007 Annual and Special General Meeting of Shareholders held on May 31, 2007, as set forth in a Current Report on Form 8-K (File No. 000-51169), dated April 27, 2007, and filed with the U.S. Securities and Exchange Commission on April 30, 2007, and incorporated herein by reference

(2)	Filed as Exhibit 10.4 to our Registration Statement on Form F-1 (No. 333-122234) filed with U.S. Securities and Exchange Commission on January 24, 2005, as amended, and incorporated herein by reference.

(3)	Filed as Exhibit 10.11 to our Current Report on Form 8-K (File No. 000-51169), dated May 30, 2007, and filed with the U.S. Securities and Exchange Commission on June 5, 2007, and incorporated herein by reference.

(4)	Filed as Exhibit 10.12 to our Current Report on Form 8-K (File No. 000-51169), dated May 30, 2007, and filed with the U.S. Securities and Exchange Commission on June 5, 2007, and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASPREVA PHARMACEUTICALS CORPORATION

/s/  Bruce G. Cousins
Bruce G. Cousins
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

August 7, 2007

EXHIBIT INDEX

10	.3(1)	Aspreva 2002 Incentive Stock Plan.
10	.4(2)	Form of Stock Option Agreement with respect to the Aspreva 2002 Incentive Stock Option Plan.
10	.11(3)	Employment Agreement between the Registrant and Bruce G. Cousins, dated May 29, 2007.
10	.12(4)	Change in Control Agreement between the Registrant and Bruce G. Cousins, dated May 29, 2007.
31.1		Certification of the Chief Executive Officer, as required by Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.
31.2		Certification of the Chief Financial Officer, as required by Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.
32	.1*	Certification of the Chief Executive Officer, as required by Rule 13a-14(b) of the Securities and Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350).
32	.2*	Certification of the Chief Financial Officer, as required by Rule 13a-14(b) of the Securities and Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350).

*	The certifications attached as Exhibits 32.1 and 32.2 accompany this quarterly report on Form 10-Q, are not deemed filed with the U.S. Securities and Exchange Commission and are not to be incorporated by reference into any filing of Aspreva Pharmaceuticals Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

(1)	Filed as an attachment to our Proxy Statement for our 2007 Annual and Special General Meeting of Shareholders held on May 31, 2007, as set forth in a Current Report on Form 8-K (File No. 000-51169), dated April 27, 2007, and filed with the U.S. Securities and Exchange Commission on April 30, 2007, and incorporated herein by reference.

(2)	Filed as Exhibit 10.4 to our Registration Statement on Form F-1 (No. 333-122234) filed with U.S. Securities and Exchange Commission on January 24, 2005, as amended, and incorporated herein by reference.

(3)	Filed as Exhibit 10.11 to our Current Report on Form 8-K (File No. 000-51169), dated May 30, 2007, and filed with the U.S. Securities and Exchange Commission on June 5, 2007, and incorporated herein by reference.

(4)	Filed as Exhibit 10.12 to our Current Report on Form 8-K (File No. 000-51169), dated May 30, 2007, and filed with the U.S. Securities and Exchange Commission on June 5, 2007, and incorporated herein by reference.