Form 10-Q
period 2007-09-30
Aspreva Pharmaceuticals CORP
filed 2007-11-06
CIK 1314026

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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

As of October 30, 2007, the registrant had 35,232,580 common shares outstanding.

ASPREVA PHARMACEUTICALS CORPORATION
FORM 10-Q
For the Quarterly Period Ended September 30, 2007

PART I — FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

ASPREVA PHARMACEUTICALS CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars)
(Unaudited)

	September 30,	December 31,
	2007	2006
ASSETS
Current
Cash and cash equivalents	$27,843	$49,217
Restricted cash	—	731
Marketable securities (Note 3)	325,320	210,678
Accounts receivable	70,776	57,426
Prepaid expenses	505	394
Deferred income tax asset	2,750	2,142
Foreign currency contracts (Note 8)	1,283	298

Total current assets	428,477	320,886
Property and equipment, net	4,356	4,736
Deferred income tax asset	1,817	1,435

TOTAL ASSETS	$434,650	$327,057

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current
Accounts payable	$11,154	$14,279
Income taxes payable	11,258	11,769
Accrued liabilities	11,418	8,604
Foreign currency contracts (Note 8)	5,900	1,695
Unearned royalty advance	6,854	6,559
Current portion under capital leases	131	329
Current portion of deferred lease inducement	157	130
Deferred income tax liability	952	742

Total current liabilities	47,824	44,107
Long-term portion under capital leases	16	91
Long-term portion of deferred lease inducement	308	391
Deferred income tax liability	1,065	830

Total liabilities	49,213	45,419

Commitments and contingencies (Notes 7, 12 and 18)
Shareholders’ equity (Note 6)
Common shares
Authorized: unlimited
Issued and outstanding	151,771	150,815
September 30, 2007 — 35,213,511
December 31, 2006 — 35,159,619
Additional paid-in capital	18,999	13,049
Retained earnings	216,501	118,625
Accumulated other comprehensive loss	(1,834)	(851)

Total shareholders’ equity	385,437	281,638

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$434,650	$327,057

See accompanying notes to consolidated financial statements.

ASPREVA PHARMACEUTICALS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(In thousands of U.S. dollars, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006

Royalty revenue (Note 2)	$62,302	$47,943	$185,351	$162,316
Expenses
Research and development (Notes 15 and 16)	8,933	12,357	36,745	34,389
Global service fee (Note 17)	20,000	—	20,000	—
Marketing, general and administrative (Note 16)	11,204	9,969	30,216	26,833

	40,137	22,326	86,961	61,222

Operating income	22,165	25,617	98,390	101,094
Other income (expense)
Foreign exchange gain (loss)	(410)	354	1	1,123
Interest and other income	4,554	2,904	11,237	6,526

Total other income	4,144	3,258	11,238	7,649

Income before income taxes	26,309	28,875	109,628	108,743
Income tax expense (Note 9)	2,989	3,475	11,752	10,634

Net income	$23,320	$25,400	$97,876	$98,109

Net income per common share (Note 5)
Basic	$0.66	$0.73	$2.78	$2.83

Diluted	$0.65	$0.71	$2.74	$2.73

See accompanying notes to consolidated financial statements.

ASPREVA PHARMACEUTICALS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006

Operating Activities
Net income for the period	$23,320	$25,400	$97,876	$98,109
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation and amortization (Note 15)	308	192	3,681	464
Deferred taxes	2,421	1,328	2,031	2,028
Stock-based compensation	987	2,830	6,451	6,044
Net change in non-cash working capital items related to operations:
Accounts receivable	(4,651)	2,553	(13,988)	(5,100)
Prepaid expenses	164	190	(111)	(733)
Restricted cash	809	(4)	731	(44)
Accounts payable	3	(966)	(2,832)	1,791
Income taxes payable	1,815	2,455	(511)	8,322
Accrued liabilities	1,434	1,109	2,814	2,384

Net cash flows from operating activities	26,610	35,087	96,142	113,265

Investing Activities
Purchases of marketable securities	(105,257)	(92,380)	(356,849)	(246,273)
Redemptions of marketable securities	54,817	51,507	242,540	145,757
Purchase of property and equipment	(267)	(1,316)	(3,356)	(1,645)

Net cash flows used in investing activities	(50,707)	(42,189)	(117,665)	(102,161)

Financing Activities
Issuance of common shares	187	1,214	421	3,169
Payments on capital lease obligations	(69)	(109)	(272)	(328)

Net cash flows from financing activities	118	1,105	149	2,841

Net increase (decrease) in cash and cash equivalents	(23,979)	(5,997)	(21,374)	13,945

Cash and cash equivalents, beginning of the period	51,822	34,701	49,217	14,759

Cash and cash equivalents, end of the period	$27,843	$28,704	$27,843	$28,704

See Note 10 for supplemental cash flow information

See accompanying notes to consolidated financial statements.

ASPREVA PHARMACEUTICALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(all tabular amounts in thousands of U.S. dollars other than share or per share data or unless otherwise stated)
September 30, 2007

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

In the opinion of management, these consolidated financial statements include all normal and recurring adjustments considered necessary to present fairly our financial position, results of operations and cash flows. The results for the three and nine-month periods ended September 30, 2007 are not necessarily indicative of the operating results for the full year or for any other interim period subsequent to September 30, 2007.

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

Revenue Recognition

In accordance with the terms of our agreement with Hoffmann — La Roche Inc. and F. Hoffmann — La Roche Ltd, collectively Roche, we earn a royalty based on an equal sharing of incremental net sales of CellCept in non-transplant indications above a negotiated baseline less a distribution fee, payable on a quarterly basis. This baseline is subject to an annual price index adjustment. Roche and Aspreva initially set the baseline for 2007 at 131.3 million Swiss Francs, or CHF. On August 28, 2007, Roche and Aspreva agreed to reset the baseline to CHF 62.9 million

ASPREVA PHARMACEUTICALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

based on changes in the methodology for estimating net sales of CellCept in non-transplant indications. The changes to the revenue methodology and the associated baseline reset agreed to by Roche and Aspreva were in effect for the determination of third quarter revenue, but these changes did not have a material impact on the revenue for the quarter.

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

This reconciliation process is undertaken quarterly, based on the most recent available audit information, and limits reconciliation payments to either Roche or Aspreva to a maximum amount of CHF 4.0 million per quarter. Thus, at any period end we carry a maximum of CHF 4.0 million for each quarter that has not been reconciled, classified as unearned royalty advance on the balance sheet. As at September 30, 2007, there was CHF 8.0 million ($6.9 million) recorded in unearned royalties as the royalties for the second and third quarters of 2007 have not been reconciled.

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

ASPREVA PHARMACEUTICALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a result of our global operations with offices in Canada and Europe we incur significant amounts of our research and development and general and administrative expenditures in Canadian dollars, euros and pounds sterling. In order to hedge against the impact of fluctuations in the value of the Canadian dollar, euro and pounds sterling relative to the U.S. dollar, we enter into short-term forward contracts to purchase Canadian dollars, euros and pounds sterling. Forward contracts relating to forecasted expenditures are designated as cash flow hedges and changes in the fair value of these contracts are included in other comprehensive income (loss), until the hedged item is recognized in income at which time the deferred gain (loss) is recognized as other income as a foreign exchange gain (loss).

3.	Marketable Securities

Available for sale debt securities

					Approximate
			Gross	Gross	Market
		Accrued	Unrealized	Unrealized	and Carrying
	Cost	Interest	Gains	Losses	Value

September 30, 2007	$319,967	$4,122	$1,441	$(210)	$325,320
December 31, 2006	$208,762	$1,820	$153	$(57)	$210,678

4.	Stock-Based Compensation

We measure stock-based awards using the Black-Scholes option pricing model and amortize the fair value of granted stock options to the consolidated statement of income over the vesting period of the options on an accelerated basis. We estimate the fair value of options using the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006

Expected stock price volatility	70%	70%	70%	70%
Average risk-free interest rate	4%	4%	4%	4%
Expected option life in years	5.0	5.0	5.0	5.0
Dividend yield	0%	0%	0%	0%

Included within the consolidated statements of income are the following charges for stock-based compensation:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006

Research and development expense	$(19)	$991	$2,190	$2,116
Marketing, general and administrative expense	1,006	1,839	4,261	3,928

Total stock-based compensation	$987	$2,830	$6,451	$6,044

ASPREVA PHARMACEUTICALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock option transactions for the nine-month period ended September 30, 2007, and the number of stock options outstanding as of September 30, 2007, are summarized below:

	Number of
	Optioned	Weighted
	Common	Average
	Shares	Exercise Price

Exercisable in Canadian dollars
Outstanding at December 31, 2006	2,011,371	$17.92
Options granted	694,100	23.35
Options forfeited	(38,258)	14.47
Options exercised	(13,038)	5.52

Outstanding at March 31, 2007	2,654,175	$19.45

Options granted	—	—
Options forfeited	(23,490)	13.46
Options exercised	(24,052)	7.04

Outstanding at June 30, 2007	2,606,633	$19.62

Options granted	—	—
Options forfeited	(237,854)	25.58
Options exercised	(16,802)	11.93

Outstanding at September 30, 2007	2,351,977	19.07

Exercisable at September 30, 2007	1,043,566	$15.38

The stock options expire at various dates from September 2013 to February 2017. As of September 30, 2007, a total of 1,957,071 common shares are available for future grant under the Aspreva 2002 Incentive Stock Option Plan. The stock options typically have a ten year contractual life and vest ratably over a period of one to four years from the date of grant.

5.	Net Income per Common Share

We calculate net income per common share in accordance with SFAS No. 128, Earnings per Share, which requires the presentation of basic and diluted net income per common share using the treasury stock method.

The denominators for basic and diluted net income per common share for the three and nine-month periods ended September 30, 2007 and 2006 were calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006

Weighted average shares outstanding used for basic net income per common share	35,201,767	34,890,894	35,185,106	34,650,645
Effect of dilutive stock options	494,961	982,404	595,598	1,167,885
Effect of dilutive warrants	—	43,802	—	105,534

Weighted average shares outstanding used for diluted net income per common share	35,696,728	35,917,100	35,781,704	35,924,064

ASPREVA PHARMACEUTICALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Due to their anti-dilutive nature, the following potentially issuable shares were omitted from the calculation of diluted net income per common share for these periods:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006

Stock options	1,312,837	2,334,497	882,012	2,334,497

6.	Shareholders’ Equity

Statement of Shareholders’ Equity

The following table summarizes the activity in our shareholders’ equity from December 31, 2006 to September 30, 2007:

				Accumulated
			Additional	Other		Total
	Number	Common	Paid-In	Comprehensive	Retained	Shareholders’
	of Shares	Shares	Capital	Income (Loss)	Earnings	Equity

Balance, as of December 31, 2006	35,159,619	$150,815	$13,049	$(851)	$118,625	$281,638

Shares issued on:
Exercise of options	13,038	229	(149)	—	—	80
Stock-based compensation expense	—	—	2,849	—	—	2,849
Unrealized gain on derivative financial instruments, net of tax	—	—	—	159	—	159
Reclassification of unrealized gain on derivative financial instruments, net of tax	—	—	—	(147)	—	(147)
Unrealized gain on marketable securities, net of tax	—	—	—	314	—	314
Net income for the period	—	—	—	—	36,414	36,414

Balance, as of March 31, 2007	35,172,657	$151,044	$15,749	$(525)	$155,039	$321,307

Shares issued on:
Exercise of options	24,052	364	(210)	—	—	154
Stock-based compensation expense	—	—	2,615	—	—	2,615
Income tax benefit on exercise of stock options	—	—	31	—	—	31
Unrealized gain on derivative financial instruments, net of tax	—	—	—	2,025	—	2,025
Reclassification of unrealized gain on derivative financial instruments, net of tax	—	—	—	(93)	—	(93)
Unrealized gain on marketable securities, net of tax	—	—	—	461	—	461
Reclassification of unrealized gain on marketable securities, net of tax	—	—	—	(44)	—	(44)
Net income for the period	—	—	—	—	38,142	38,142

Balance, as of June 30, 2007	35,196,709	$151,408	$18,185	$1,824	$193,181	$364,598

Shares issued on:
Exercise of options	16,802	363	(176)	—	—	187
Stock-based compensation expense	—	—	987	—	—	987
Income tax benefit on exercise of stock options	—	—	3	—	—	3
Unrealized loss on derivative financial instruments, net of tax	—	—	—	(3,643)	—	(3,643)
Reclassification of unrealized gain on derivative financial instruments, net of tax	—	—	—	(269)	—	(269)
Unrealized gain on marketable securities, net of tax	—	—	—	775	—	775
Reclassification of unrealized gain on marketable securities, net of tax	—	—	—	(521)	—	(521)
Net income for the period	—	—	—	—	23,320	23,320

Balance, as of September 30, 2007	35,213,511	$151,771	$18,999	$(1,834)	$216,501	$385,437

ASPREVA PHARMACEUTICALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive Income

Comprehensive income was $19.7 million and $27.6 million for the three-month periods ended September 30, 2007 and 2006, respectively. Comprehensive income was $96.9 million and $98.1 million for the nine-month periods ended September 30, 2007 and 2006, respectively.

7.	Contractual Obligations and Commitments

We have agreements with clinical sites and contract research organizations for the conduct of our clinical trials. We make payments to these sites and organizations based upon the number of patients enrolled and the period of follow-up in the trials. At September 30, 2007, we have commitments to these groups amounting to $14.2 million over the next three years.

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

8.	Derivative Financial Instruments

The following is a summary of the derivative instruments in place at September 30, 2007:

				Average
			Total Notional	Settlement
Type of Hedge	Currency Exchanged	Settlement dates	Amount	Amount

Forward Contract	Sell USD buy CAD	October 2007 — September 2008	7,162 USD	0.9053
Forward Contract	Sell USD buy GBP	October 2007 — September 2008	3,118 USD	1.9673
Forward Contract	Sell CHF buy GBP	November 2007 — August 2008	1,010 CHF	2.3677
Forward Contract	Sell CHF buy CAD	November 2007 — August 2008	2,530 CHF	1.0986
Forward Contract	Sell USD buy Euro	October 2007 — December 2007	408 USD	1.3091
Forward Contract	Sell CHF buy Euro	November 2007	140 CHF	1.5967
Fair Value — dual purpose	Sell CHF buy USD	November 2007	60,629 CHF	1.2013
Cash Flow — dual purpose	Sell CHF buy USD	February 2008 — August 2008	126,736 CHF	1.1955
NARC	Sell USD buy CHF	November 2007 — February 2008	55,373 USD	0.8446
NARC	Sell Euro buy CHF	August 2007 — November 2007	10,677 Euro	0.6068

The fair value of the derivative financial instruments is the estimated amount that we would receive or pay to terminate a contract at the reporting date. At September 30, 2007, the fair value of our forward contracts and NARCs totaled ($4.9) million and $330,000 respectively. Cash flow hedges amounting to ($3.2) million were recorded in Other Comprehensive Income (Loss). For the three and nine month periods ended September 30, 2007, ($1.5) million and ($2.1) million of fair value and cash flow hedges were recorded in revenue, respectively.

We do not use derivative financial instruments for speculative or trading purposes, nor do we hold or issue leveraged derivative financial instruments. All activity is governed by a Board of Directors approved hedging policy and is monitored for compliance on an ongoing basis.

ASPREVA PHARMACEUTICALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Income Taxes

The provision for income taxes was $11.8 million for the nine month period ended September 30, 2007, resulting in an effective global tax rate of 10.7% for the period. The difference between the effective tax rate and the statutory Canadian federal income tax rate of 34.1% relates to differing foreign tax rates, changes in our future income tax valuation allowance and utilization of tax pools. We believe the overall effective global tax rate for the full year will be less than 15%.

Effective January 1, 2007, we adopted FIN 48. The total amount of unrecognized tax benefits as of the date of adoption was $0.7 million, and, if recognized, the full amount would impact the effective tax rate. As at September 30, 2007, the total amount of unrecognized tax benefits is $0.9 million. We do not expect the unrecognized tax benefit to materially decrease until the conclusion of Canadian tax audits of certain years.

Our accounting policy is to treat interest and penalties relating to unrecognized tax benefits as a component of income taxes. As of January 1, 2007 and September 30, 2007 we had no accrued interest and penalties related to income taxes.

Aspreva is subject to taxes in Switzerland, Canada, the United Kingdom and the United States. The tax years which remain subject to examination by major jurisdictions as of September 30, 2007 include 2003 to present. The Canadian tax authorities are currently conducting an audit of our Canadian tax returns for the years of 2003 to 2006.

10.	Supplemental Cash Flow

Supplemental cash flow information is as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006

Income taxes paid	$1,028	$—	$13,023	$269
Interest paid	29	11	54	32
Amortization of leasehold inducements	22	17	56	78

11.	Related Party Transactions

We retain a law firm where a senior partner is a member of our board of directors and acts as our Corporate Secretary. In the nine-month period ended September 30, 2007 and 2006, we incurred legal fees payable to this law firm of $412,000 and $415,000, respectively, all of which, excluding $62,000 in accrued liabilities, has been paid as of September 30, 2007. In 2007 and 2006, these fees relate primarily to general corporate legal advice.

12.	Contingencies

a) From time to time, we may be involved in litigation relating to claims arising out of our operations. We are not currently involved in any material legal proceedings.

b) Pursuant to the employment agreement of J. William Freytag, our Chief Executive Officer, we are obligated to issue Dr. Freytag options to purchase 700,000 common shares of Aspreva under the terms of the Aspreva 2002 Incentive Stock Option Plan. As of September 30, 2007, these stock options have not been granted as our board of directors has been in possession of material non-public information since Dr. Freytag commenced his employment on July 10, 2007, and we were therefore not permitted by securities legislation to transact equity awards. On October 17, 2007, the board of directors approved a one-time cash payment of US $5.1 million to Dr. Freytag in lieu of our obligation to issue these stock options. This payment is contingent upon the completion of the transaction discussed in Note 18.

ASPREVA PHARMACEUTICALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In connection with the preparation of the consolidated financial statements for the three and six-month period ended June 30, 2007, we determined that certain enterprise data capture software was impaired based on its uncertain future service potential. Accordingly, an impairment charge of $2.9 million was recorded as a depreciation expense and included in research and development expense in our consolidated statement of income.

16.	Restructuring

On July 25, 2007, we announced a restructuring plan designed to better focus our operations on core activities that are expected to drive long-term growth. During the three months ended September 30, 2007, cash payments of $900,000 and $600,000 were charged to research and development and marketing, general and administrative expenses, respectively. Non-cash recoveries related to stock-based compensation of $1.0 million and $300,000 were credited to research and development and marketing, general and administrative expenses, respectively. The restructuring plan was substantially complete as of September 30, 2007.

17.	Global Service Fee

On August 28, 2007, we agreed to pay Roche $20 million as reimbursement of pre-market development activities undertaken by Roche outside the U.S., Canadian and major European markets. The agreement does not provide for any additional payments.

ASPREVA PHARMACEUTICALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Subsequent Event

On October 17, 2007, we entered into a combination agreement, the Combination Agreement, with Galenica AG, or Galenica, pursuant to which, among other things, Galenica, through a wholly-owned Canadian subsidiary, agreed to acquire all of our outstanding common shares at a price of $26 per share in cash. Pursuant to the Combination Agreement, we agreed to certain customary negative and affirmative covenants relating to the operation of our business between the date of execution of the Combination Agreement and the closing of the transaction.

The transaction will be carried out by way of a statutory plan of arrangement under Section 288 of the British Columbia Business Corporations Act, and must be approved by the applicable court, as well as our shareholders and optionholders at a meeting that we anticipate to take place in December 2007. The completion of the transaction is also subject to customary closing conditions, including regulatory approvals. The transaction is expected to close by early January 2008, however, no assurance can be given that all conditions to the closing under the Combination Agreement will be met or that the transaction will become effective.

Estimated cash consideration of approximately $11.8 million will be paid by us pursuant to and contingent upon approval of the Combination Agreement. This contingent consideration includes amounts for executive and employee compensation and fees of our financial advisors. Additional contingent consideration related to accelerated vesting of outstanding options is not estimable at this time. Non-contingent transaction fees of $3.1 million were also incurred subsequent to September 30,2007.

In addition, the Combination Agreement provides that if, under certain circumstances, the Combination Agreement is not completed, we must pay Galenica a termination fee of $23 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis by our management of our financial condition and results of operations in conjunction with our audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2006 and our unaudited consolidated financial statements for the nine month period ended September 30, 2007. Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and are presented in U.S. dollars.

Forward-Looking Statements

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and/or forward-looking information under applicable Canadian provincial securities laws (collectively, “forward-looking statements”), which are subject to the “safe harbor” created by those sections. The words “anticipates”, “believes”, “estimates”, “expects”, “intends”, “may”, “plans”, “projects”, “will”, “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. The forward-looking statements in this discussion include, but are not limited to, statements concerning:

•	our strategy;

•	our future operations;

•	our future financial position;

•	our future revenues;

•	our projected costs;

•	prospects, plans and objectives of our management;

•	the potential acquisition of Aspreva by Galenica in an all cash transaction valued at US$26.00 per outstanding share;

•	the approval of the acquisition by our shareholders and the Canadian regulatory authorities;

•	the expected closing date of the acquisition;

•	our expectations regarding our relationship with Hoffmann — La Roche Inc. and F. Hoffmann - La Roche Ltd, or collectively Roche;

•	our expectations regarding the development of CellCept for certain autoimmune indications; and

•	our expectations with respect to our clinical trials of CellCept.

With respect to the forward-looking statements contained in this discussion, we have made numerous assumptions regarding, among other things:

•	our ability to complete our clinical trials of CellCept;

•	Galenica’s ability to finance its acquisition of Aspreva;

•	the ability of Aspreva and Galenica to satisfy all of the closing conditions to complete the acquisition;

•	our ability to protect our intellectual property rights and to not infringe on the intellectual property rights of others;

•	our ability to comply with applicable governmental regulations and standards;

•	our ability to succeed at establishing a successful commercialization program for CellCept in any indication for which it may be approved; and

•	other assumptions set forth in Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q.

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

On October 17, 2007, Aspreva entered into a definitive Combination Agreement, or the Combination Agreement, with Galenica AG, a diversified global healthcare company headquartered in Bern, Switzerland, or Galenica, and Galenica Canada Ltd., a wholly-owned Canadian subsidiary of Galenica, or Galenica Canada. Pursuant to the Combination Agreement, and upon the terms and subject to the conditions thereof, Galenica Canada will acquire all of the outstanding common shares of Aspreva for US$26.00 per share in cash, the Acquisition. In addition, pursuant to the Combination Agreement, each holder of an outstanding option to acquire common shares of Aspreva will be entitled to receive, with respect to each common share of Aspreva underlying such options, a cash payment equal to the excess, if any, of US$26.00 per share in cash over the exercise price payable under such option.

The Acquisition has been unanimously approved by Aspreva’s Board of Directors, following receipt of the recommendation of a special committee of Aspreva’s Board of Directors. Aspreva’s Board of Directors has resolved to recommend to Aspreva’s shareholders that they vote in favor of a resolution approving the Acquisition. In reaching its decision to approve the Acquisition and determining to recommend the Acquisition to Aspreva shareholders, Aspreva’s Board of Directors considered a number of factors and received fairness opinions from Aspreva’s financial advisors, Lazard Frères & Co. LLC and Lehman Brothers Inc. to the effect, and subject to the assumptions and conditions set forth in such opinions, that the consideration to be received by the holders of common shares of Aspreva in the Acquisition is fair to such holders from a financial point of view.

The Acquisition is to be carried out by way of statutory plan of arrangement and will be subject to, among other things, the approval of 66-2/3%of the votes cast by holders of common shares of Aspreva and options to acquire common shares of Aspreva at a special meeting of shareholders and optionholders that is currently anticipated to take place in December 2007. The closing of the Acquisition is subject to a number of other closing conditions, including court and regulatory approvals. The Acquisition is expected to be consummated on January 3, 2008 shortly after receipt of shareholder and court approvals.

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

Under the terms of our collaboration agreement with Roche, we agreed to conduct three clinical programs for the indications lupus nephritis, pemphigus vulgaris and myasthenia gravis. We are responsible for assembling the necessary materials from these programs in preparation for potential filings and Roche are responsible for submitting the applications to the relevant regulatory authorities. If a regulatory filing is made under this agreement, Roche will be the holder of any regulatory submissions and any resulting approvals.

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

On August 28, 2007, Aspreva and Roche announced adjustments to the sales tracking methodology used as part of Aspreva’s CellCept agreement with Roche. This amendment to the CellCept agreement (Fourth Amendment to CellCept Collaboration and Promotion Agreement; included herein as Exhibit 10.39) is intended to allow the methodology to more accurately estimate the use of CellCept in non-transplant indications. As a result of these modifications, it was also necessary to reset the baseline used in the calculation of royalty revenue to CHF 62.9 million for fiscal 2007. As per the CellCept agreement, this baseline is subject to an annual price index adjustment and is updated accordingly by Roche and Aspreva.

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

Our collaboration agreement with Roche currently excludes Japan as a licensed territory and thus excludes that region from our revenue sharing arrangement. In April 2006, Aspreva entered into a non-binding collaboration agreement with Chugai Pharmaceuticals Co., Ltd., for the development of CellCept in Japan for certain autoimmune indications. Based on the preliminary results from the induction phase of our lupus nephritis trial released in June 2007, Chugai is currently evaluating options in consultation with key opinion leaders in Japan. Should Chugai decide to proceed with our collaboration agreement, we will provide an update once the details are finalized.

Clinical Development Programs

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

The open-label induction phase was designed as a 24-week study comparing CellCept to intravenous cyclophosphamide, or IVC, the current standard of care for inducing treatment response in patients with lupus nephritis. With a total enrollment of 370 patients, this is one of the largest late-stage trials ever conducted in lupus nephritis. Preliminary results from this clinical trial were released in June 2007. These initial results showed that, although response rates were similar in both arms of the study, the induction stage of the trial did not meet its primary objective of demonstrating that MMF was superior to IVC in inducing treatment response in lupus nephritis. In September 2007, Aspreva and Roche announced their decision not to proceed at this time with a regulatory submission for CellCept as an induction therapy for this disease.

Patients who successfully completed the induction phase of the lupus nephritis study, and who were eligible, have been re-randomized into the maintenance phase, a blinded study comparing CellCept to azathioprine in maintaining remission and renal function in subjects with lupus nephritis. A total of 227 patients were re-randomized into the maintenance phase. These patients will remain in this study until they have a relapse of disease, need a treatment that the protocol does not allow, or withdraw for any other reason. The phase of the study is ongoing and will continue until a predetermined number of patients have left the study or for a maximum of 36 months.

Pemphigus Vulgaris

Pemphigus vulgaris is a rare dermatological autoimmune disease that, according to the International Pemphigus Foundation, affects approximately 40,000 people worldwide. Symptoms include painful and life-threatening blistering of the skin and mucous membranes which can cover much of the body.

Clinical and Regulatory Progress

In June 2006, we received orphan drug designation from the FDA for CellCept in the treatment of pemphigus vulgaris. In May 2007, we completed expanded enrollment in our international phase III trial for the study of CellCept in the treatment of pemphigus vulgaris with a total of 96 patients. In this trial, CellCept is compared to placebo with both groups receiving corticosteroids as background therapy. The trial is a randomized, double-blind, placebo controlled comparison study of CellCept and placebo and is designed to investigate the efficacy and safety of CellCept for patients with pemphigus vulgaris over a treatment period of 52 weeks. The primary end points encompass both minimal disease activity, defined as no new persistent lesions, together with a low steroid dose. We expect to complete this trial during 2008.

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

Revenue Recognition

Pursuant to our agreement with Roche commencing April 1, 2005, we became entitled to a royalty based on an equal sharing of incremental net sales of CellCept in non-transplant indications above a negotiated baseline less a distribution fee, payable on a quarterly basis. Roche and Aspreva initially reset the baseline for 2007 to CHF 131.3 million, after taking into account the price index adjustment. During the third quarter of 2007, Roche and Aspreva agreed to reset the baseline to 62.9 million CHF based on a change in the methodology for estimating net sales of CellCept in non-transplant indications. The changes to the revenue methodology and the associated baseline reset agreed to by Roche and Aspreva were in effect for the determination of third quarter revenue, but these changes did not have a material impact on the revenue for the quarter. We follow the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, or SAB 104, Revenue Recognition, which sets forth criteria that must be met in order to recognize revenue: (i) there is persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectibility is reasonably assured.

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

We record all but CHF 4.0 million of the royalty payment as revenue within quarterly financial results. In subsequent quarters, consistent with the timing of the reconciliation described above, the remaining CHF 4.0 million of the royalty payment, as well as any additional payments to us or from us to Roche as a result of such reconciliation will be recorded in the period the reconciliation is completed. Thus, at any period end we will carry a maximum of CHF 4.0 million for each quarter that has not then been reconciled, classified as unearned royalty advance on the balance sheet. At September 30, 2007, there was CHF 8.0 million ($6.9 million) recorded in unearned royalties as the second and third quarters of 2007 have not been reconciled.

In September 2007, Aspreva and Roche agreed to the final audited results for the net sales relating to the first quarter of 2007. The resulting reconciliation payment of $600,000 is payable by Aspreva to Roche within 45 days of September 30, 2007. For the three month period ended September 30, 2007, we recorded royalty revenue of $62.3 million, which is comprised of $59.5 million for the third quarter initial royalty payment ($62.9 million less $3.4 million collar recorded as unearned royalty advance) and a net reconciliation amount of $2.8 million arising from the reconciliation of audited net sales data to the initial royalty payment for the first quarter of 2007. The initial royalty payment and reconciliation payment are recorded in accounts receivable as of September 30, 2007, and are payable to us within 45 days of September 30, 2007.

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

As a result of our restructuring in August 2007, credits of $1.3 million related to stock-based compensation were recorded for forfeited options.

Included within the statements of operations are the following charges for stock-based compensation:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
	(In thousands)

Research and development expense	$(19)	$991	$2,190	$2,116
Marketing, general and administrative expense	1,006	1,839	4,261	3,928

Total stock-based compensation	$987	$2,830	$6,451	$6,044

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

Results of Operations

Presented below is a comparison of our results of operations for the three and nine-month periods ended September 30, 2007 and 2006.

Royalty Revenue

In accordance with the terms of our agreement with Roche we earn a royalty based on an equal sharing of incremental net sales of CellCept in non-transplant indications above a negotiated baseline less a distribution fee, payable on a quarterly basis. This baseline is subject to an annual price index adjustment. Accordingly, Roche and Aspreva set the baseline to CHF 131.3 million for 2007. On August 28, 2007, Roche and Aspreva agreed to reset the baseline to CHF 62.9 million based on a change in the methodology for estimating net sales of CellCept in non-transplant indications. The changes to the revenue methodology and the associated baseline reset agreed to by Roche and Aspreva were in effect for the determination of third quarter revenue, but these changes did not have a material impact on the revenue for the quarter.

Under this agreement with Roche, we and Roche calculate and record the royalty payment due to us at the end of each quarter. We recognize a portion of this royalty payment as revenue within our quarterly financial results, and record CHF 4.0 million of the royalty payment due to us as unearned royalty advance on our consolidated balance sheets. This amount is subject to a subsequent reconciliation between Roche and Aspreva at which time the remaining CHF 4.0 million (approximately $3.4 million) of the royalty payment, as well as any additional payments to us or from us resulting from the reconciliations, will be recorded in the period the reconciliation is completed.

The following summarizes the royalty revenue we have earned over the last five quarters under our agreement with Roche:

	September 30,	December 31,	March 31,	June 30,	September 30,
	2006	2006	2007	2007	2007
		(In millions of U.S. dollars)

Initial quarterly payment less collar	$47.1	$50.0	$54.5	$59.8	$59.5
Reconciliation amount	0.8	2.5	4.8	4.0	2.8

Total royalty revenue	$47.9	$52.5	$59.3	$63.8	$62.3

Our third quarter 2007 revenue represents an increase over the third quarter 2006 revenue of $14.4 million and a decrease of $1.5 million over the second quarter of 2007. Third quarter 2007 revenue includes the negative impact of foreign exchange and reconciliation payments to Roche. The reconciliation amount is in compliance with the terms of Aspreva’s collaboration agreement with Roche and the sales tracking methodology. We continue to expect that, moving forward, the reconciliation amounts will be within the collar as stated in the agreement.

Our only revenue is from our collaboration agreement with Roche. In the third quarter of 2007, we estimate that 50% of our revenue was derived from sales of CellCept in U.S. markets, 18% from major European markets (UK, Spain, Italy, France and Germany) and the remainder from rest of world markets.

Research and Development Expenses

From inception to September 30, 2007, we have incurred total research and development expenses of $126.2 million. Research and development expenses include clinical development expenditures for the use of CellCept to treat lupus nephritis, pemphigus vulgaris, and myasthenia gravis; regulatory affairs expenses related to CellCept; sponsorship of preliminary studies of CellCept efficacy in multiple investigator initiated trials; and expenses related to our business development team which is working to identify potential new drug opportunities. We expense research and development costs as they are incurred.

Clinical expenses primarily include clinical trial costs, salaries and related costs for clinical and regulatory personnel, supplies and materials, consultant services and facilities. Business development expenses primarily include salaries and related costs for business development personnel, and consultant services related to our efforts to identify other drug opportunities.

The following table shows the allocation of research and development expenses:

				For the Nine
	Annual	Annual	Annual	Months Ended		Total from Inception
	Total	Total	Total	September 30,		to September 30
	2004	2005	2006	2006	2007	2007
	(In millions of U.S. dollars)

Lupus nephritis	$4.9	$11.9	$23.9	$15.5	$20.5	$61.3
Myasthenia gravis	2.2	11.3	12.0	9.1	1.9	27.8
Pemphigus vulgaris	1.3	3.3	3.4	2.5	2.4	10.8
Other	—	0.7	3.2	2.1	6.9	10.8

Clinical development expenditures	8.4	27.2	42.5	29.2	31.7	110.7
Business development expenditures	1.7	3.0	5.5	5.2	5.0	15.5

Total	$10.1	$30.2	$48.0	$34.4	$36.7	$126.2

Research and development expenses were $8.9 million for the three-month period ended September 30, 2007, compared to $12.4 million for the three-month period ended September 30, 2006. The decrease of $3.5 million was due to a $3.3 million decrease in our clinical development programs and $200,000 decrease in our business development operations. Clinical development costs decreased as a result of: a $700,000 decrease in our lupus nephritis program costs reflecting the completion of the induction phase of this trial; a $2.9 million decrease in our myasthenia gravis program as a result of the discontinuation of the program in October 2006; offset by a $300,000 increase in our pemphigus vulgaris program.

Included in the above we incurred a net increase of $600,000 in salaries and stock-based compensation expenses as a result of reorganization costs incurred in the third quarter of 2007.

Research and development expenses were $36.7 million for the nine-month period ended September 30, 2007, compared to $34.4 million for the nine-month period ended September 30, 2006. The increase of $2.3 million was due to a $2.5 million increase in our clinical development programs, offset by a $200,000 decrease in our business development operations. Clinical development costs increased as a result of: a $5.0 million increase in our lupus nephritis program costs reflecting the intense activity subsequent to achieving full patient enrollment in September 2006; a $4.8 million increase in other programs, including charges related to an impairment of enterprise data capture software of $2.9 million; offset by a $7.2 million decrease in our myasthenia gravis program as a result of the discontinuation of the program in October 2006, and a $100,000 decrease in our pemphigus vulgaris program.

Included in the above is an increase of $2.6 million in salaries and stock-based compensation expenses. This increase relates to our business development and clinical teams in our Canadian, European and U.S. offices and includes the net effect of reorganization charges incurred in the third quarter of 2007.

The total number of employees engaged in research and development decreased from 56 at September 30, 2006 to 40 at September 30, 2007, which includes 6 in our business development function.

Global Service Fee

On August 28, 2007, we agreed to pay Roche $20 million as reimbursement of pre-market development activities undertaken by Roche outside the U.S., Canadian and major European markets. The agreement does not provide for any additional payments.

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

Marketing, general and administrative expenses were $11.2 million for the three-month period ended September 30, 2007, compared to $10.0 million for the three-month period ended September 30, 2006. The increase of $1.2 million was primarily due to increased consulting expenses and personnel costs over the third quarter of 2006 and includes reorganization charges incurred in the third quarter of 2007.

For the three-month period ended September 30, 2007, our marketing costs represented 39% of total marketing, general and administrative expenses, compared to 41% for the three-month period ended September 30, 2006. We expect our general and administrative expenses to keep pace with overall company activity.

Marketing, general and administrative expenses were $30.2 million for the nine-month period ended September 30, 2007, compared to $26.8 million for the nine-month period ended September 30, 2006. The increase of $3.4 million was primarily due to increased consulting expenses and personnel costs over the second quarter of 2006 and includes reorganization charges incurred in the third quarter of 2007.

The total number of employees engaged in marketing, general and administrative activities decreased from 75 at September 30, 2006 to 55 at September 30, 2007.

Foreign Exchange Gain (Loss)

Foreign exchange losses were $410,000 for the three-month period ended September 30, 2007, compared to gains of $354,000 for the three-month period ended September 30, 2006. The net foreign exchange losses were due to the decline in the U.S. dollar against the Swiss Franc, Canadian dollar and British pound during the quarter.

Foreign exchange gains were $1,000 for the nine-month period ended September 30, 2007, compared to gains of $1.1 million for the nine-month period ended September 30, 2006. The net foreign exchange gains were due to the increase in the U.S. dollar against the Swiss Franc during the second quarter, offset by the overall decline in the U.S. dollar against the Canadian dollar, British pound and Swiss Franc.

Interest and Other Income

Interest and other income was $4.6 million for the three-month period ended September 30, 2007, compared to $2.9 million for the three-month period ended September 30, 2006. The increase of $1.7 million was due to higher average investment balances during the three-month period ended September 30, 2007 and higher average rates of return on those investments.

Interest and other income was $11.2 million for the nine-month period ended September 30, 2007, compared to $6.5 million for the nine-month period ended September 30, 2006. The increase of $4.7 million was due to higher average investment balances during the nine-month period ended September 30, 2007 and higher average rates of return on those investments.

Income Taxes

The provision for income taxes was $3.0 million for the three months ended September 30, 2007, resulting in an effective global tax rate of 11.4% for the period. The provision for income taxes was $11.8 million for the nine months ended September 30, 2007, resulting in an effective global tax rate of 10.7% for the period.

For both periods, the difference between the effective tax rate and the statutory Canadian federal income tax rate of 34.1% relates to significant profit in our Swiss subsidiary with favourable foreign tax rates, changes in our future income tax valuation allowance and utilization of tax pools.

We expect our global structure to yield an effective tax rate of less than 15% going forward.

Liquidity and Capital Resources

Sources of Liquidity

As of September 30, 2007, we had working capital of $380.7 million, which included $353.2 million in cash, cash equivalents and marketable securities. In aggregate, our cash, cash equivalents and marketable securities increased by $93.3 million from $259.9 million at December 31, 2006. We had $70.8 million in accounts receivable at September 30, 2007, of which $68.6 million is due from Roche and payable to us within 45 days of September 30, 2007.

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

Cash Flows

Operating activities

Net cash from operating activities was $26.6 million for the three-month period ended September 30, 2007, compared to $35.1 million for the three-month period ended September 30, 2006. The decrease of $8.5 million in net cash from operating activities reflects a $2.0 million decrease in net income, a $600,000 decrease in non-cash expenditures, $7.2 million decrease due to accounts receivable, offset by a $700,000 increase due to accounts payable, income taxes payable and accrued liabilities, and an $800,000 increase from restricted cash.

Net cash from operating activities was $96.1 million for the nine-month period ended September 30, 2007, compared to $113.3 million for the nine-month period ended September 30, 2006. The decrease of $17.2 million in net cash from operating activities reflects a $200,000 decrease in net income, an $8.9 million decrease due to accounts receivable, and a $13.0 million decrease due to accounts payable, income taxes payable and accrued liabilities, offset by a $3.6 million increase in non-cash expenditures, and an $800,000 increase from restricted cash.

Investing activities

Net cash used in investing activities was $50.7 million for the three-month period ended September 30, 2007, while net cash used in investing activities was $42.2 million for the three-month period ended September 30, 2006. Purchases of marketable securities during the three-month period September 30, 2007 were $105.3 million, and were offset by proceeds from sales of short-term investments in marketable securities of $54.8 million. Royalty revenue received in the three-month period ended September 30, 2007 was sufficient to fund our current operations, which allowed us to put more of our investments into higher rate, longer term maturities as compared to the three-month period ended September 30, 2006.

Net cash used in investing activities was $117.7 million for the nine-month period ended September 30, 2007, while net cash used in investing activities was $102.2 million for the nine-month period ended September 30, 2006. Purchases of marketable securities during the nine-month period ended September 30, 2007 were $356.8 million, and were offset by proceeds from sales of short-term investments in marketable securities of $242.5 million. Royalty revenue received in the nine-month period ended September 30, 2007 was sufficient to fund our current operations, which allowed us to put more of our investments into higher rate, longer term maturities as compared to the nine-month period ended September 30, 2006.

Financing activities

Net cash from financing activities was $118,000 for the three-month period ended September 30, 2007, compared to $1.1 million for the three-month period ended September 30, 2006. The decrease of $1.0 million was due to fewer share issuances under our stock option plan.

Net cash from financing activities was $149,000 million for the nine-month period ended September 30, 2007, compared to $2.8 million for the nine-month period ended September 30, 2006. The decrease of $2.7 million was due to fewer share issuances under our stock option plan.

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

The fair value of the derivative financial instruments is the estimated amount that we would receive or pay to terminate a contract at the reporting date. At September 30, 2007 the amount we would pay to terminate all open contracts is $4.6 million.

Contractual Obligations and Commitments

As of September 30, 2007, there was no material change in our capital lease or operating lease obligations or any other long-term liabilities reflected on our consolidated balance sheet as compared to such obligations and liabilities at December 31, 2006.

We also have agreements with clinical sites, and contract research organizations for the conduct of our clinical trials. We make payments to these sites and organizations based upon the number of patients enrolled and the period of follow-up in the trials. At September 30, 2007, we have commitments to these groups amounting to $12.9 million over the next three years. In addition we have contractual commitments for investigator initiated trials totaling $1.3 million over the next three years.

Credit Facilities

We have various agreements with a Canadian chartered bank providing for revolving demand facilities and a lease line in the aggregate amount of $3.6 million. As of September 30, 2007, we had $519,000 of outstanding indebtedness under our credit facilities. The Canadian chartered bank may cancel or restrict the availability of any unutilized portion of our facilities at any time and from time to time without notice. Our credit facilities are secured by a security agreement constituting a first ranking security interest in all our personal property.

Off-Balance Sheet Arrangements

Since inception we have not engaged in material off-balance sheet activities, including the use of structured finance, special purpose entities or variable interest entities.

Related Party Transactions

For a description of our related party transactions during the nine-month period ended September 30, 2007, please see Note 11 of our Notes to Consolidated Financial Statements.

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

Interest Rate Risk

Our material interest-bearing assets consisted of cash, cash equivalents and marketable securities. The balance of our interest-bearing portfolio, including cash, cash equivalents and investments, was $353.2 million, or 82.4% of total current assets at September 30, 2007. Interest income related to this portfolio was $11.2 million for the nine-month period ended September 30, 2007. Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest-bearing portfolio.

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

We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007. Based upon their evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as such term is defined under Securities Exchange Act Rule 13a-15(e)) were effective.

Changes in internal controls

There were no changes in our internal controls over financial reporting during the three-month period ended September 30, 2007 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Risks Related to the Proposed Arrangement with Galenica

On October 17, 2007, we entered into a combination agreement with Galenica AG whereby Galenica, through a wholly-owned Canadian subsidiary, will acquire all of our outstanding shares. The transaction, or Arrangement, is subject to a number of conditions and approvals, including approval by the Supreme Court of British Columbia; approval of our shareholders and optionholders; regulatory approvals and/or clearances; and customary closing conditions, including the ability of Galenica to provide adequate funds to complete the Arrangement. The Arrangement is expected to close by early January 2008, however, no assurance can be given that all the necessary approvals and conditions to the closing will be met by this time, or that the Arrangement will become effective at all.

If the proposed Arrangement is not completed, we will have incurred substantial costs that will adversely affect our financial results and operations and our share price.

If the Arrangement is not completed, the price of our common shares will decline to the extent that the current price of our shares reflect a market assumption that the Arrangement will be completed. In addition, we have incurred and will continue to incur substantial costs in connection with the proposed Arrangement. These costs are primarily associated with fees of our financial advisors and legal counsel. In addition, we have diverted significant management resources in an effort to complete the Arrangement and are subject to the restrictions contained in the Combination Agreement on the conduct of our business. If the Arrangement is not completed, we will have incurred significant costs, including the diversion of management resources, for which we will have received little to no benefit. Also, if the Arrangement is not completed under certain circumstances specified in the Combination Agreement, we may be required to pay a termination fee of $23 million. In addition, if the Arrangement is not completed, we may experience negative reactions from the financial markets, our business associates and our employees. Each of these factors may further adversely affect the trading price of our common shares.

Provisions of the Combination Agreement may deter alternate business combinations that could result in greater value to our shareholders.

The Combination Agreement prohibits us from soliciting, initiating, encouraging or knowingly facilitating certain alternative acquisition proposals with any third party, subject to exceptions set forth in the Combination Agreement. The Combination Agreement also provides for the payment of a termination fee of $23 million if the Combination Agreement is terminated in certain circumstances in connection with a competing third-party acquisition proposal and certain other circumstances. These provisions limit our ability to pursue offers from third parties that could result in greater value to our shareholders. The obligation to pay the termination fee may also discourage a third-party from pursuing an alternative acquisition proposal. If the Arrangement is terminated and we seek another business combination, we cannot assure our shareholders that we will be able to negotiate a transaction with another company on terms comparable to the terms of the Arrangement, or that it will avoid incurrence of any fees associated with the termination of the Combination Agreement.

In the event the Agreement is terminated by us in circumstances that obligate us to pay the termination fee, including where we terminate the Combination Agreement because our board of directors withdraws support of the Arrangement, the trading price of our common shares may decline.

The Combination Agreement contains provisions that prevent us from taking certain actions and might prevent us from taking actions we would otherwise pursue.

The Combination Agreement requires us to refrain from taking a number of actions. We cannot, among other things, except in certain circumstances:

•	make or commit to make any capital expenditures over a specified dollar amount;

•	incur any material indebtedness for borrowed money other than in the ordinary course and not to exceed a specified dollar amount; or

•	make any material change in conduct of our business or enter into any transaction outside the ordinary course of business and consistent with past practice.

As a result of these provisions, we might be prevented from pursuing actions or business strategies that we otherwise believe to be in our best interest.

We might lose key personnel due to uncertainty created by the proposed Arrangement.

Our success depends in part on the continued service of key personnel as well as recruitment of additional qualified personnel. As a result of the Arrangement announcement, current and prospective employees could experience uncertainty about their future roles with us, which could adversely affect our ability to attract and retain key personnel. If a substantial number of key employees leave as a result of the Arrangement announcement, or if we fail to attract needed qualified personnel, our business will be harmed.

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

Physicians may prescribe drug products for uses that are not described in the product’s labelling and that differ from those approved by the FDA or other applicable regulatory agencies. Such off-label uses are common across medical specialties. We are aware that some physicians are prescribing CellCept for the treatment of certain autoimmune diseases, including lupus nephritis, although neither we nor Roche are permitted to promote CellCept for the treatment of any autoimmune diseases, and the FDA and other regulatory agencies have not approved the use of CellCept for any autoimmune indications. Although the FDA and other regulatory agencies do not regulate a physician’s choice of treatments, the FDA and other regulatory agencies do restrict communications on the subject of off-label use. Companies may not promote drugs for off-label uses. Accordingly, prior to approval of any autoimmune indications for CellCept, we may not promote CellCept for such indications. The FDA and other regulatory agencies actively enforce regulations prohibiting promotion of off-label uses and the promotion of products for which marketing clearance has not been obtained. A company that is found to have improperly promoted off-label uses may be subject to significant liability, including civil and administrative remedies as well as criminal sanctions.

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

In the quarter ended September 30, 2007, we decreased our number of employees by 34 and, as of September 30, 2007, we had 95 employees. In July 2007, we implemented a restructuring plan that resulted in a reduction of approximately 25% of our workforce, or 33 positions worldwide. The restructuring coincides with the winding down of the induction phase of our lupus nephritis clinical trial following the release of preliminary results in June 2007 and the completion of our phase III myasthenia gravis clinical trial in late 2006. We implemented the restructuring in order to better focus on core activities that are expected to drive long-term growth. We currently have operations in Canada, the United States, the United Kingdom and Switzerland. Our ability to manage our global operations and any growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to make such improvements in an efficient or timely manner. Our ability to develop and commercialize products for new indications and compete effectively, and our future financial performance will depend, in part, on our ability to focus on our core activities and manage any future growth effectively.

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

The results of early clinical trials do not necessarily predict the results of later clinical trials. Drugs in later clinical trials may fail to show desired safety and efficacy traits despite having progressed through initial clinical trials. In October 2006, we announced preliminary results of our phase III trial of CellCept for the treatment of myasthenia gravis. The results of our analysis indicated that CellCept failed to meet both the primary and secondary endpoints. Given the results of the study we have discontinued our development efforts in this area. In June 2007, we announced preliminary results of our phase III trial of CellCept for the treatment of lupus nephritis. Preliminary analysis of the data revealed that the trial did not meet its primary objective of demonstrating that CellCept was superior to IVC in inducing treatment response in these patients. In September 2007, Aspreva and Roche announced their decision not to proceed at this time with a regulatory submission for CellCept as an induction therapy for this disease. We are aware that Roche conducted three phase III clinical trials for CellCept in the treatment of rheumatoid arthritis which did not demonstrate efficacy. Even if we believe the data collected from clinical trials of drugs are promising, such data may not be sufficient to support approval by the FDA or any other regulatory authority. The FDA or other regulatory authorities could also interpret our data differently, which could delay, limit or prevent regulatory approval.

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

Even after a product receives regulatory approval, in the event of serious adverse advents or adverse new clinical data, regulatory authorities may require the addition of restrictive labelling statements, such as “black box” warnings, or impose significant restrictions on a product’s indicated uses or marketing. A “black box” warning or other significant restriction imposed on CellCept or any future product candidate could reduce our revenues and harm our reputation.

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

Our stock price is volatile. Since our initial public offering on March 4, 2005 and through October 31, 2007, our common shares have traded on the NASDAQ Global Select Market between $11.00 and $34.89 per share. The stock market in general and the market for biopharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The price for our common shares may be influenced by many factors, including:

•	The timing of our Acquisition by Galenica;

•	our ability to develop and obtain regulatory approval for CellCept and any future products in our targeted indications;

•	our ability to establish marketing and sales capabilities and the costs of launching CellCept and any future products for our targeted indications;

•	market acceptance of CellCept and any future products for our targeted indications;

•	developments concerning our collaboration with Roche;

•	our success in establishing additional collaborations;

•	regulatory developments in the United States, Canada and other countries;

•	developments or disputes concerning patents or other proprietary rights;

•	public concern over CellCept or any future products;

•	litigation;

•	the departure of key personnel;

•	future sales of our common shares;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	investors’ perceptions of us; and

•	general economic, industry and market conditions.

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

Also, pursuant to our shareholder rights plan, anyone who seeks to acquire 20% or more of our outstanding common shares is required to make a bid complying with specific provisions of the plan. In connection with the proposed Acquisition by Galenica, we will seek approval from our shareholders to amend the shareholder rights plan to allow Galenica and Galenica Canada to acquire all of our outstanding common shares.

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

An unfavourable determination by tax regulators may cause our provision for income and other taxes to be inadequate and may result in a material impact to our financial results.

We are subject to income taxes in the United States, Canada and other foreign jurisdictions. Significant judgment is required in determining our provision for income taxes, and although we believe that we have made adequate provision for income taxes, tax regulators in jurisdictions where we are subject to income tax may determine that a position we have taken on an issue is inappropriate. Should additional taxes be assessed as a result, there could be a material effect on our cash, income tax provision and net income.

The Canada Revenue Agency, or CRA, is currently conducting an audit of our Canadian tax returns for the years of 2003 to 2006. The CRA audit is still in progress, and we could be subject to significant tax liability as well as loss of certain tax credits and other tax attributes as a result of the CRA audit.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS.

2	.1(1)	Combination Agreement, dated as of October 17, 2007, among Galenica AG, Galenica Canada Ltd. and Aspreva Pharmaceuticals Corporation.
10	.35(2)	Employment Agreement between the Registrant and J. William Freytag, Ph.D., dated July 10, 2007.
10	.36(2)	Change in Control Agreement between the Registrant and J. William Freytag, Ph.D., dated July 10, 2007.
10	.37(3)	Letter Agreement dated July 25, 2007, between the Registrant and Dr. Richard Jones.
10	.38(4)	Letter Agreement between the Registrant and Dr. Usman Azam, dated September 24, 2007.
10	.39#	Fourth Amendment to CellCept Collaboration and Promotion Agreement, dated August 28, 2007, between and among the Registrant, F. Hoffman-La Roche Ltd and Hoffman-La Roche Inc.
10	.40#	Support Agreement, dated August 28, 2007, between and among the Registrant, F. Hoffman-La Roche Ltd and Hoffman-La Roche Inc.
31.1		Certification of the Chief Executive Officer, as required by Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.
31.2		Certification of the Chief Financial Officer, as required by Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.
32	.1*	Certification of the Chief Executive Officer, as required by Rule 13a-14(b) of the Securities and Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350).
32	.2*	Certification of the Chief Financial Officer, as required by Rule 13a-14(b) of the Securities and Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350).

(1)	Filed as the like numbered exhibit to our Current Report on Form 8-K (File No. 000-51169), dated October 17, 2007, and filed with the U.S. Securities and Exchange Commission on October 18, 2007, and incorporated herein by reference.

(2)	Filed as the like numbered exhibit to our Current Report on Form 8-K (File No. 000-51169), dated July 10, 2007, and filed with the U.S. Securities and Exchange Commission on July 16, 2007, and incorporated herein by reference.

(3)	Filed as the like numbered exhibit to our Current Report on Form 8-K (File No. 000-51169), dated July 25, 2007, and filed with the U.S. Securities and Exchange Commission on July 31, 2007, and incorporated herein by reference.

(4)	Filed as the like numbered exhibit to our Current Report on Form 8-K (File No. 000-51169), dated September 24, 2007, and filed with the U.S. Securities and Exchange Commission on September 26, 2007, and incorporated herein by reference.

*	The certifications attached as Exhibits 32.1 and 32.2 accompany this quarterly report on Form 10-Q, are not deemed filed with the U.S. Securities and Exchange Commission and are not to be incorporated by reference into any filing of Aspreva Pharmaceuticals Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

#	Confidential treatment has been requested for portions of this exhibit. Omitted material for which confidential treatment has been requested has been filed separately with the U.S. Securities and Exchange Commission.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASPREVA PHARMACEUTICALS CORPORATION

/s/ Bruce G. Cousins
Bruce G. Cousins
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

November 5, 2007

EXHIBIT INDEX

2	.1(1)	Combination Agreement, dated as of October 17, 2007, among Galenica AG, Galenica Canada Ltd. and Aspreva Pharmaceuticals Corporation.
10	.35(2)	Employment Agreement between the Registrant and J. William Freytag, Ph.D., dated July 10, 2007.
10	.36(2)	Change in Control Agreement between the Registrant and J. William Freytag, Ph.D., dated July 10, 2007.
10	.37(3)	Letter Agreement dated July 25, 2007, between the Registrant and Dr. Richard Jones.
10	.38(4)	Letter Agreement between the Registrant and Dr. Usman Azam, dated September 24, 2007.
10	.39#	Fourth Amendment to CellCept Collaboration and Promotion Agreement, dated August 28, 2007, between and among the Registrant, F. Hoffman-La Roche Ltd and Hoffman-La Roche Inc.
10	.40#	Support Agreement, dated August 28, 2007, between and among the Registrant, F. Hoffman-La Roche Ltd and Hoffman-La Roche Inc.
31.1		Certification of the Chief Executive Officer, as required by Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.
31.2		Certification of the Chief Financial Officer, as required by Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.
32	.1*	Certification of the Chief Executive Officer, as required by Rule 13a-14(b) of the Securities and Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350).
32	.2*	Certification of the Chief Financial Officer, as required by Rule 13a-14(b) of the Securities and Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350).

(1)	Filed as the like numbered exhibit to our Current Report on Form 8-K (File No. 000-51169), dated October 17, 2007, and filed with the U.S. Securities and Exchange Commission on October 18, 2007, and incorporated herein by reference.

(2)	Filed as the like numbered exhibit to our Current Report on Form 8-K (File No. 000-51169), dated July 10, 2007, and filed with the U.S. Securities and Exchange Commission on July 16, 2007, and incorporated herein by reference.

(3)	Filed as the like numbered exhibit to our Current Report on Form 8-K (File No. 000-51169), dated July 25, 2007, and filed with the U.S. Securities and Exchange Commission on July 31, 2007, and incorporated herein by reference.

(4)	Filed as the like numbered exhibit to our Current Report on Form 8-K (File No. 000-51169), dated September 24, 2007, and filed with the U.S. Securities and Exchange Commission on September 26, 2007, and incorporated herein by reference.

*	The certifications attached as Exhibits 32.1 and 32.2 accompany this quarterly report on Form 10-Q, are not deemed filed with the U.S. Securities and Exchange Commission and are not to be incorporated by reference into any filing of Aspreva Pharmaceuticals Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

#	Confidential treatment has been requested for portions of this exhibit. Omitted material for which confidential treatment has been requested has been filed separately with the U.S. Securities and Exchange Commission.